Form 10-Q
period 1997-09-26
CORPORATEFAMILY SOLUTIONS INC
filed 1997-11-07
CIK 1040969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 26, 1997


                        COMMISSION FILE NUMBER: 0-22811

                       CORPORATEFAMILY SOLUTIONS, INC.
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


         TENNESSEE                                          62-1302117
--------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)



209 TENTH AVENUE SOUTH, SUITE 300
    NASHVILLE, TENNESSEE                                      37203-4173
----------------------------------------             --------------------------
(Address of principal executive offices)                      (Zip Code)


                               (615) 256-9915
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                    NONE
-------------------------------------------------------------------------------
     (Former name, address and fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---    ---


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                 Shares outstanding as of October 31, 1997:
                                  4,469,014
                    Common Stock, no par value per share

                        CORPORATEFAMILY SOLUTIONS, INC.

                                     INDEX





                                                                                                                        Page
Part I.   FINANCIAL INFORMATION:                                                                                       Number
                                                                                                                       ------
Item 1.   Financial Statements

          Consolidated Balance Sheets
          September 26, 1997 (Unaudited) and December 27, 1996 ......................................................      3

          Consolidated Statements of Income
          Three and Nine Months ended September 26, 1997
          and September 27, 1996 (Unaudited) .........................................................................     4

          Consolidated Statements of Cash Flows
          Nine Months ended September 26, 1997
          and September 27, 1996 (Unaudited) .........................................................................     5

          Notes to Consolidated Financial Statements
          (Unaudited) ................................................................................................     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................................................................     9


PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings ..........................................................................................    15

Item 2.   Changes in Securities ......................................................................................    15

Item 3.   Default Upon Senior Securities .............................................................................    15

Item 4.   Submission of Matters to a Vote of Security Holders ........................................................    15

Item 5.   Other Information ..........................................................................................    16

Item 6.   Exhibits and Reports on Form 8-K ...........................................................................    16

Signatures ...........................................................................................................    17

                                                                               2

                CORPORATEFAMILY SOLUTIONS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



                                                                                        September 26,  December 27,
                                                                                            1997           1996
                                                                                        -------------  ------------
ASSETS                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $ 10,927,000   $ 2,913,000
   Restricted cash                                                                           173,000       169,000
   Accounts receivable, less allowance of $128,000 and
     $123,000, respectively                                                                6,094,000     5,305,000
   Prepaid expenses                                                                          287,000       188,000
   Current deferred tax asset                                                              1,035,000       970,000
                                                                                        ------------   -----------
         Total current assets                                                             18,516,000     9,545,000
Property and equipment, net                                                                3,325,000     3,757,000
Intangible assets, net                                                                     5,455,000     5,753,000
Noncurrent deferred tax asset                                                                233,000     1,012,000
Other assets                                                                                 943,000       311,000
                                                                                        ------------   -----------
            Total Assets                                                                $ 28,472,000   $20,378,000
                                                                                        ============   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                                 $     -        $   911,000
   Trade accounts payable                                                                    454,000     1,289,000
   Income tax payable                                                                         -            138,000
   Accrued expenses:
     Payroll and related benefits                                                          3,753,000     3,343,000
     Other                                                                                   967,000     1,257,000
   Deferred revenue, current portion                                                         168,000       332,000
   Other current liabilities                                                                 415,000       337,000
   Amounts held in escrow                                                                    173,000       169,000
                                                                                        ------------   -----------
         Total current liabilities                                                         5,930,000     7,776,000
Long-term debt, net of current portion                                                        -          3,504,000
Deferred revenue, net of current portion                                                     891,000       979,000
Other long-term liabilities                                                                1,567,000     1,144,000
                                                                                        ------------   -----------
            Total liabilities                                                              8,388,000    13,403,000
                                                                                        ------------   -----------
SHAREHOLDERS' EQUITY:
   Series A preferred stock, no par value; authorized, issued and
     outstanding, none and 1,125,000 shares, respectively                                     -          4,480,000
   Preferred stock, no par value; authorized, 10,000,000 and
     3,875,000 shares, respectively; issued and outstanding none                              -             -
   Common stock, no par value; authorized, 100,000,000 and
     10,000,000 shares, respectively; issued and outstanding
     4,468,234 shares and 1,896,913 shares, respectively                                  23,938,000     6,906,000
   Accumulated deficit                                                                    (3,854,000)   (4,411,000)
                                                                                        ------------   -----------
         Total shareholders' equity                                                       20,084,000     6,975,000
                                                                                        ------------   -----------
             Total liabilities and shareholders' equity                                 $ 28,472,000   $20,378,000
                                                                                        ============   ===========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                CORPORATEFAMILY SOLUTIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                            ----------------------------  ----------------------------
                                            September 26,  September 27,  September 26,  September 27,
                                                1997           1996           1997           1996
                                            -------------  -------------  -------------  -------------
Revenue                                     $ 19,755,000    $ 15,984,000   $ 56,134,000   $ 46,063,000

Expenses:
  Operating                                   17,513,000      14,221,000     49,539,000     40,700,000
  Selling, general and administrative          1,524,000       1,163,000      4,309,000      3,525,000
  Special charge (See note 2)                    297,000         -              297,000        -
  Depreciation and amortization                  194,000         183,000        591,000        564,000
                                            ------------    ------------   ------------   ------------
Operating income                                 227,000         417,000      1,398,000      1,274,000

Interest (income) expense, net                   (49,000)         77,000         76,000        271,000
                                            ------------   -------------  -------------  -------------

Income before income taxes                       276,000         340,000      1,322,000      1,003,000
                                            ------------   -------------  -------------  -------------
Income tax expense (benefit):
  Current                                         (9,000)         22,000         31,000         49,000
  Deferred                                       254,000         -              714,000        -
                                            ------------   -------------  -------------  -------------
                                                 245,000          22,000        745,000         49,000
                                            ------------   -------------  -------------  -------------
Net income                                  $     31,000   $     318,000  $     577,000  $     954,000
                                            ============   =============  =============  =============
Earnings per share                          $       0.01   $        0.10  $        0.18  $        0.30
                                            ============   =============  =============  =============
Weighted average common
  shares outstanding                           4,531,000       4,158,000      4,252,000      4,153,000
                                            ============   =============  =============  =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                CORPORATEFAMILY SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOW
         NINE MONTHS ENDED SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996
                                 (UNAUDITED)


                                                                       September 26,  September 27,
                                                                           1997           1996
                                                                       -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                           $    577,000   $    954,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                           591,000        564,000
    Other noncash expense                                                   297,000         68,000
    Deferred tax expense (benefit)                                          714,000         -
    Loss on disposal of assets                                               -              69,000
    Changes in assets and liabilities:
       Increase in accounts receivable                                     (789,000)      (646,000)
       Decrease (increase) in prepaid expenses                              (99,000)        88,000
       Increase (decrease) in accounts payable and accrued expenses        (715,000)       679,000
       Decrease in other income taxes payable                              (138,000)        -
       Increase in other current liabilities                                 78,000        116,000
       Decrease in deferred revenue                                        (252,000)       (80,000)
       Increase (decrease) in other long-term liabilities                   423,000        (46,000)
       Increase in other noncurrent assets                                 (632,000)       (78,000)
                                                                       ------------   ------------
           Net cash provided by operating activities                         55,000      1,688,000
                                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (132,000)      (113,000)
  Proceeds from sale of property and equipment, net                         272,000         -
                                                                       ------------   -------------
           Net cash provided by (used in) investing activities              140,000       (113,000)
                                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                 12,235,000        125,000
  Payments on long-term debt                                             (4,416,000)      (453,000)
                                                                       ------------   ------------
        Net cash provided by (used in) financing activities               7,819,000       (328,000)
                                                                       ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 8,014,000      1,247,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,913,000      1,584,000
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 10,927,000   $  2,831,000
                                                                       ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash payments of interest                                       $    312,000   $    372,000
                                                                       ============   ============
       Cash payments of income taxes                                   $    248,000   $     33,000
                                                                       ============   ============
NONCASH FINANCING ACTIVITIES:
  Issuance of options in exchange for consulting services              $      -       $    100,000
                                                                       ============   ============
  Conversion of 1,125,000 Series A preferred shares into
    1,169,935 common shares                                            $  4,500,000   $      -
                                                                       ============   ============
  Restriction removed on common stock                                  $    297,000   $      -
                                                                       ============   ============
  Accretion of preferred stock                                         $     20,000   $      -
                                                                       ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                 CORPORATEFAMILY SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet as of September 26, 1997 and the consolidated statements of income and cash flows for the three and nine month periods ended September 26, 1997 and September 27, 1996 have been prepared by the Company in accordance with the accounting policies described in its annual financial statement for the year ended December 27, 1996, included in the Company's Registration Statement on Form S-1, as amended (Registration Statement No. 333-29523), and should be read in conjunction with the notes thereto.

    In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 26, 1997 and for all periods presented have been made. The results of operations for the period ended September 26, 1997 are not necessarily indicative of the operating results for the full year.


2.  INITIAL PUBLIC OFFERING

    In August 1997, the Company completed an initial public offering of 2,702,500 shares of its common stock, of which 1,401,386 shares were issued and sold by the Company, at a public offering price of $10.00 per share (the "Offering"). The Company received net proceeds of approximately $12,085,000 (after deducting underwriting discounts and expenses). Approximately $3,748,000 was used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses.

    In connection with the Offering, the Company effected a .65 to 1 reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information has been restated to reflect the reverse stock split. Additionally, as a result of the Offering, all 1,125,000 shares of the Company's issued and outstanding Series A preferred stock were converted into 1,169,935 shares of common stock.

    Concurrent with the Offering, the Company removed the restrictions, set forth in the restricted stock agreement, on 32,500 shares of common stock held by the Company's Chief Financial Officer. As a result, the Company recorded a non-recurring, non-cash stock compensation charge of $297,000, or $0.07 per share (for which the Company received no tax deduction) in the quarter ended September 26, 1997.

3.  EARNINGS PER SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, which includes the additional dilution related to conversion of stock options granted prior to June 19, 1996, preferred stock and warrants as computed under the modified treasury stock method. The additional dilution related to stock options granted subsequent to June 18, 1996 has been computed using the treasury stock method and has been included in common equivalent shares outstanding for all periods presented.

    The following table presents information necessary to calculate earnings per share for the three and nine months ended September 26, 1997 and September 27, 1996:


                                                                 Three Months Ended            Nine Months Ended
                                                            ----------------------------  ----------------------------
                                                            September 26,  September 27,  September 26,  September 27,
                                                                1997           1996           1997           1996
                                                            -------------  -------------  -------------  -------------
Net income                                                  $      31,000  $     318,000  $     577,000  $     954,000
Plus earnings from common
 stock equivalent shares (net
 of income tax provision):
  Reduction of interest expense                                    28,000         69,000        143,000        213,000
  Increase in investment income                                     7,000         21,000         53,000         59,000
                                                            -------------  -------------  -------------  -------------
Adjusted net income                                         $      66,000  $     408,000  $     773,000  $   1,226,000
                                                            =============  =============  =============  =============
Weighted average common
 shares outstanding                                             3,067,000      1,908,000      2,296,000      1,902,000
Plus additional shares from
 common stock equivalent shares:
  Options and warrants                                            808,000      1,080,000        961,000      1,081,000
  Preferred shares                                                656,000      1,170,000        995,000      1,170,000
                                                            -------------  -------------  -------------  -------------
Adjusted weighted average
 common shares outstanding                                      4,531,000      4,158,000      4,252,000      4,153,000
                                                            =============  =============  =============  =============

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, convertible debt, options and warrants.

    The following pro forma amounts represent the basic earnings per share and diluted earnings per share as if the Company had adopted SFAS 128 for the three and nine month periods presented:

                                 Three Months Ended            Nine Months Ended
                            ----------------------------  ----------------------------
                            September 26,  September 27,  September 26,  September 27,
                                1997           1996           1997           1996
                            -------------  -------------  -------------  -------------
Basic earnings per share    $        0.01  $        0.17  $        0.25  $        0.50
                            =============  =============  =============  =============
Diluted earnings per share  $        0.01  $        0.10  $        0.16  $        0.30
                            =============  =============  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurances that the forward-looking statements included herein will prove to be accurate.
There are many factors that may cause actual results to differ materially from those indicated by the forward-looking statements, including the various risk factors set forth in the Company's registration statement on Form S-1 as filed with the Securities and Exchange Commission and declared effective in August 1997. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by the unaudited consolidated financial statements including the notes thereto.

GENERAL

The Company is a leading national provider of a broad range of management and consulting services for employers seeking to create a "family friendly" work environment by providing their employees with workplace child care, education and other family support programs. The Company manages corporate-sponsored Family Centers, built and equipped by an employer at or near its offices, providing high quality services such as early childhood education, child care, back-up child care, kindergartens, get-well care, summer camps, and parent support services. In addition, the Company provides work/life consulting services to help employers realize the benefits of work and family programs and policies and to align work/life concerns of working families with business strategies of employers. Consulting services provided by the Company include feasibility studies, work/life strategic planning, return on investment analyses and development of work/life programs and policies.

During the quarter ended September 26, 1997, the Company opened eight new Family Centers. Four of the new Family Centers were for new corporate clients and four were for additional locations for existing clients. Additionally, the Company terminated a Family Center contract with a community hospital during the quarter. Since December 28, 1996, the Company has opened 11 new Family Centers and closed two Family Centers. As of September 26, 1997, the Company represented 68 corporate clients, managing a total of 94 Family Centers and had 14 Family Centers under development, seven for new corporate clients and seven for existing clients.

The Company's revenue and results of operations fluctuate with the seasonal demands for child care. The Company's revenue typically declines during the third quarter as a result of decreased enrollments in its Family Centers as parents withdraw their older children for entry into elementary schools. Since a portion of the Company's costs are fixed costs, the Company's results are affected by fluctuation in Family Center and program utilization. Quarterly results of operations may also fluctuate based upon the number and timing of Family Center openings and/or acquisitions, the performance of new and existing Family Centers, the contractual arrangements under which Family Centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, Family Center closings, competitive factors and general economic conditions.

The Company reports its quarterly results in 13 week increments (two four-week periods and one five-week period) instead of calendar months. The 1997 fiscal year will contain 53 weeks, and the fourth quarter of 1997 will contain 14 weeks.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data for the Company expressed as a percentage of revenue.


                                                  Three Months Ended                  Nine Months Ended
                                          ----------------------------------  ----------------------------------
                                           September 26,     September 27,     September 26,     September 27,
                                               1997               1996              1997              1996
                                          --------------     -------------     -------------     ---------------
Revenue                                      100.0%             100.0%            100.0%            100.0%
Operating expenses                            88.7               89.0              88.3              88.4
Selling, general and
 administrative expenses                       7.7                7.3               7.7               7.6
Special charge                                 1.5               -                  0.5              -
Depreciation and amortization                  1.0                1.1               1.0               1.2
                                            ------            -------           -------           -------
Operating income                               1.1                2.6               2.5               2.8
Interest expense, net                         (0.3)               0.5               0.1               0.6
                                            ------            -------           -------           -------
Income before income taxes                     1.4                2.1               2.4               2.2
Income tax expense                             1.2                0.1               1.4               0.1
                                            ------            -------           -------           -------
Net income                                     0.2%               2.0%              1.0%              2.1%
                                            ======            =======           =======           =======
Operating income
 before special charge                         2.7%               2.6%              3.0%              2.8%
                                            ======            =======           =======           =======


REVENUE

Revenue increased $3.8 million, or 23.6%, to $19.8 million for the third quarter ended September 26, 1997 from $16.0 million for the third quarter ended September 27, 1996. The revenue increase was primarily the result of (i) the operation of net 11 new Family Centers opened since the third quarter of 1996;
(ii) the operation of net eight new Family Centers opened during the first three quarters of 1996; and (iii) internal growth generated at mature Family Centers. Consulting revenue increased to $257,000 for the third quarter of 1997 from $130,000 for the comparable period of 1996. The increase in consulting revenue resulted from the Company's expansion of its consulting capabilities during the latter half of 1996.

Revenue increased $10.0 million, or 21.9%, to $56.1 million for the nine months ended September 26, 1997 from $46.1 million for the nine months ended September 27, 1996. The revenue increase was primarily the result of (i) the operation of net 19 new Family Centers opened since the beginning of 1996; and (ii) internal growth generated at mature Family Centers. Consulting revenue increased to $697,000 for the nine months ended September 26, 1997 from $262,000 for the comparable period of 1996. The increase in consulting revenue resulted from the Company's expansion of its consulting capabilities during the latter half of 1996.

OPERATING EXPENSES

Operating expenses increased $3.3 million, or 23.1%, to $17.5 million for the third quarter ended September 26, 1997 from $14.2 million for the third quarter ended September 27, 1996. Operating expenses as a percentage of revenue declined to 88.7% in third quarter of 1997 from 89.0% for the comparable period in 1996. This decrease was attributable to increased efficiencies experienced at mature Family Centers.

Operating expenses increased $8.8 million, or 21.7%, to $49.5 million for the nine months ended September 26, 1997 from $40.7 million for the nine months ended September 27, 1996. Operating expenses as a percentage of revenue declined slightly to 88.3% for the nine months ended September 27, 1997 from 88.4% for the comparable period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $361,000, or 31.0%, to $1.5 million for the third quarter ended September 26, 1997 from $1.1 million for the third quarter ended September 27, 1996. Selling, general and administrative expenses as a percentage of revenue increased to 7.7% in third quarter of 1997 from 7.3% for the comparable period in 1996. This increase is primarily the result of (i) the Company increasing its sales and marketing personnel during the second and third quarters of 1997 in order to expand its market penetration and enhance its responsiveness to client request and proposals; and (ii) to a lesser extent, general and administrative expenses necessary to open and support the net 11 new Family Centers opened since the third quarter of 1996.

Selling, general and administrative expenses increased $784,000, or 22.2%, to $4.3 million for the nine months ended September 26, 1997 from $3.5 million for the nine months ended September 27, 1996. Selling, general and administrative expenses as a percentage of revenue increased modestly to 7.7% for the nine months ended September 27, 1997 from 7.6% for the comparable period in 1996.

Concurrent with its initial public offering, the Company removed the restrictions, as set forth in the restricted stock agreement, on 32,500 shares of common stock held by the Company's Chief Financial Officer. As a result, the Company recorded a non-recurring, non-cash compensation charge of $297,000, or $0.07 per share (for which the Company received no tax deduction) in the quarter ended September 26, 1997. As a percentage of revenue this charge was 1.5% and 0.5%, respectively, for the quarter and nine month periods ended September 26, 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $11,000 to $194,000 for the third quarter ended September 26, 1997 from $183,000 for the third quarter ended September 27, 1996. Depreciation and amortization expense increased $27,000 to $591,000 for the nine months ended September 26, 1997 from $564,000 for the nine months ended September 27, 1996.

OPERATING INCOME

Operating income decreased $190,000, or 45.6%, to $227,000 for the third quarter ended September 26, 1997 from $417,000 for the third quarter ended September 27, 1996. The decrease in operating income is a result of the $297,000 non-recurring charge as described previously in the selling, general and administrative section. Excluding this charge, operating income would have increased $107,000, or 25.7%, to $524,000 for the third quarter ended September 26, 1997.

Operating income increased $124,000, or 9.7 %, to $1.4 million for the nine months ended September 26, 1997 from $1.3 million for the nine months ended September 27, 1996. Excluding the $297,000 non-recurring charge, operating income would have increased $421,000, or 33.0%, to $1.7 million for the nine months ended September 26, 1997.

NET INTEREST EXPENSE

For the third quarter ended September 26, 1997 the Company recorded net interest income of $49,000 as compared to net interest expense of $77,000 for the third quarter ended September 27, 1996. Net interest expense was $76,000 for the nine months ended September 26, 1997 as compared to $271,000 for the nine months ended September 27, 1996. The increase in investment income and decrease in interest expense, respectively, was primarily the result of (i) in August 1997, the Company used approximately $3.7 million of the net proceeds received from its initial public offering to repay all of its then outstanding bank borrowings; and (ii) the remaining net proceeds, approximately $8.3 million were invested.

INCOME TAXES

The provision for income taxes was $245,000 and $745,000 for the third quarter and nine months ended September 26, 1997, respectively, as compared to $22,000 and $49,000, respectively, for the comparable periods in 1996. The Company did not incur any federal income tax expense during the quarter and nine month period ended September 27, 1996 as a result of a reduction of valuation allowances in order to utilize net operating loss carryforwards. The Company's effective tax rate for nine month period ended September 26, 1997 was 56.4% due to the non-deductibility of (i) approximately $243,000 of goodwill amortization; and (ii) the special charge of $297,000 related to the removal of restrictions on certain shares of common stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company primarily provides its services under management contracts which require little or no capital investment by the Company for growth of its operations. Corporate clients typically assume financial responsibility for construction costs and ongoing facility expenses. Prior to August 1997, the Company had financed its operating needs and acquisition from investments from shareholders, funded debt and cashflow from operations.

In August 1997, the Company completed an initial public offering of 2,702,500 shares of its common stock, of which the 1,401,386 shares were issued and sold by the Company, at a public offering price of $10.00 per share (the "Offering"). The Company received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses), of which approximately $3.7 million were used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses. Additionally, as a result of the Offering, all 1,125,000 shares of the Company's issued and outstanding Series A preferred stock were converted into 1,169,935 shares of common stock.

The Company had working capital of $12.6 million and $1.8 million as of September 26, 1997 and December 27, 1996, respectively. During the nine months ended September 26, 1997, net cash provided by operating activities was $55,000 as compared to $1.7 million for the comparable period in 1996. The decrease in cash provided by operations was primarily the result of a decrease in accounts payable and accrued expenses. Cash provided by investing activities during the nine months ended September 26, 1997 totaled $140,000, as compared to cash used in investing activities of $113,000 for the comparable period in 1996. Cash provided from financing activities during the nine months ended September 26, 1997 totaled $7.8 million as compared to cash used in financing activities of $328,000 for the comparable period in 1996. The increase in the cash provided from financing activities in the nine months ended September 26, 1997 was due to the net proceeds received from the Company's initial public offering completed in August 1997 less the amount used to repay all of the Company's then outstanding bank borrowings.

The Company has entered into a $5.0 million revolving credit facility to be used for working capital and other general corporate purposes. Borrowings under the credit facility will bear interest at the lender's prime rate and is subject to renewal on an annual basis. No amounts were outstanding under this credit facility at September 26, 1997.

Subsequent to the end of the third quarter, the Company entered into an agreement to acquire certain assets of MAW Enterprises, Inc. d/b/a Schools at Work for a total purchase price of $300,000. The acquisition will be accounted for as a purchase. MAW Enterprises, Inc. d/b/a Schools at Work provides consulting and facilitating services to organizations interested in educational opportunities for employees and their children.

The Company believes that funds provided by operations, available borrowing under the credit facility and the net proceeds from the initial public offering will be sufficient to meet its needs for working capital, capital expenditures and the Company's anticipated needs to fund future growth through the end of 1998. The Company does not anticipate material capital expenditures during 1997 or 1998. An element of the Company's strategy is to pursue strategic acquisitions. The Company may be required to seek external financing sources to pursue such acquisitions. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.


NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 128, "Earnings per Share" has been issued effective for years ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997 and does not expect adoption thereof to have a material effect on the Company's financial position or results of operations; however, the effect on net income per share is disclosed in the financial statements set forth herein.

SFAS No. 129, "Disclosure of Information About Capital Structure" has been issued effective for years ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. The Company will be required to adopt the provisions of SFAS No. 129 in the fourth quarter of 1997 and does not expect adoption thereof to have a material impact on the Company's financial position, results of operations or cash flows.

APPLICATION OF OFFERING PROCEEDS FROM INITIAL PUBLIC OFFERING

Pursuant to the Registration Statement on Form S-1, as amended, (Registration No. 333-29523) dated August 12, 1997, the Company completed an initial public offering of 2,702,500 shares of its common stock, which included the sale of 1,401,386 new shares of common stock by the Company, at a public offering price of $10.00 per share (the "Offering"). The Company received total proceeds of approximately $14.0 million and incurred expenses of approximately $981,000 for underwriting discounts and approximately $948,000 in other expenses associated with the Offering. None of such payments were made to the Company's directors or officers or their affiliates or to any other affiliate of the
Company.   Accordingly, the Company received net proceeds of approximately
$12.1 million of which approximately $3.7 million were used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses. The managing underwriters for the transaction were Montgomery Securities and J.C. Bradford & Co.

PART II - OTHER INFORMATION



 Item 1.  Legal Proceedings

          None

 Item 2.  Changes in Securities

          None

 Item 3.  Default Upon Senior Securities

          None

 Item 4.  Submission of Matters to a Vote of Security Holders


          (a) A special meeting of the Shareholders of the Company was held on July 17, 1997. Out of the 3,066,848 eligible votes, 2,718,966 were cast at the meeting either by proxies or by security holders voting in person.

          (b) The following individuals were elected as Directors with the indicated votes:



                                                 Votes Against
              Individual            Votes For    or Withheld
              --------------------  ---------    --------------
              Lamar Alexander       2,718,927         39
              JoAnne Brandes        2,718,966          0
              Jerry L. Calhoun      2,718,966          0
              Thomas G. Cigarran    2,718,966          0
              E. Townes Duncan      2,718,966          0
              Joseph L. Guzzo       2,718,966          0
              Robert D. Lurie       2,718,966          0
              Marguerite W. Sallee  2,718,966          0


          (c) The matters considered at the July 17, 1997 Special Meeting of Shareholders, other than the election of directors, were as follow:

              (i) Adoption of the Amended and Restated Charter was approved by an affirmative vote of 2,718,966 to zero negative votes with zero abstentions.

              (ii) Adoption of the Amended and Restated Bylaws was approved by an affirmative vote of 2,718,966 to zero negative votes with zero abstentions.

              (iii) Adoption of the 1997 Stock Incentive Plan was approved by an affirmative vote of 2,718,966 to zero negative votes with zero abstentions.

                (iv) Adoption of the 1997 Employee Stock Purchase Plan was approved by an affirmative vote of 2,718,966 to zero negative votes with zero abstentions.

                (v) Adoption of the 1997 Outside Directors' Stock Incentive Plan was approved by an affirmative vote of 2,710,841 to zero negative votes with 8,125 abstentions.

                (vi) The Form of Indemnification Agreements with the Company's Directors and Executive Officers was approved by an affirmative vote of 2,718,966 to zero negative votes with zero abstentions.

                (vii) An amendment to the Company's current Charter to provide for automatic conversion of the Series A Preferred Stock into Common Stock upon the closing of the initial public offering was approved by an affirmative vote of 2,718,966 to zero negative votes with zero abstentions


 Item 5.  Other Information

          None

 Item 6.  Exhibits and Reports on Form 8-K

          A. Exhibits

             Exhibit 27 (for SEC use only)

          B. Reports on Form 8-K

             None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORPORATEFAMILY SOLUTIONS, INC.
-------------------------------
Registrant





         11/6/97                                        /s/   Michael E. Hogrefe
-------------------------------            -------------------------------------
                 (Date)                                       Michael E. Hogrefe
                                                       Executive Vice President,
                                           Chief Financial Officer and Secretary

        Exhibits

        A. Exhibits

           Exhibit 27 (for SEC use only)