Form 10-K
period 1998-01-02
CORPORATEFAMILY SOLUTIONS INC
filed 1998-04-01
CIK 1040969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: JANUARY 2, 1998

                         COMMISSION FILE NUMBER: 0-22811
                                                 -------

                         CORPORATEFAMILY SOLUTIONS, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

             TENNESSEE                                       62-1302117
             ---------                                       ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


209 TENTH AVENUE SOUTH, SUITE 300
      NASHVILLE, TENNESSEE                                    37203-4173
      --------------------                                    ----------
(Address of principal executive offices)                      (Zip Code)

                                 (615) 256-9915
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:
                                           COMMON STOCK , NO PAR VALUE PER SHARE
                                           -------------------------------------
                                                       (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 13, 1998, there were outstanding 4,543,294 shares of the registrant's common stock, no par value, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock as reported by NASDAQ on March 13, 1998) was approximately $63,232,700.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                          Documents from which
 Part of Form 10-K               portions are incorporated by reference
 -----------------               --------------------------------------

    Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference into Items 10, 11, 12 and 13.

                         CORPORATEFAMILY SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                                   Page
                                                                                                                   ----
Part I..............................................................................................................3
           Item 1.   Business.......................................................................................3
           Item 2.   Properties....................................................................................12
           Item 3.   Legal Proceedings.............................................................................13
           Item 4.   Submission of Matters to a Vote of Security Holders.......................................... 13

Part II............................................................................................................14
           Item 5.   Market for the Registrant's Common Equity and Related Shareholder Matters.....................14
           Item 6.   Selected Financial and Operating Data.........................................................15
           Item 7.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................................16
           Item 8.   Financial Statements and Supplementary Data...................................................23
           Item 9.   Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..........................................................................41

Part III...........................................................................................................41
           Item 10.  Directors and Executive Officers of the Registrant............................................41
           Item 11.  Executive Compensation........................................................................41
           Item 12.  Security Ownership of Certain Beneficial Owners and Management................................41
           Item 13.  Certain Relationships and Related Transactions................................................41

Part IV............................................................................................................42
           Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................42

Signatures.........................................................................................................46
Index to Exhibits..................................................................................................47

ITEM 1. BUSINESS

OVERVIEW

CorporateFamily Solutions, Inc. (the "Company") is a leading national provider of services for the corporate market that support families and business success. The Company works with more than 100 employers seeking to create a "family friendly" work environment by providing work place child care, education, family support programs and consulting services. The Company manages corporate-sponsored Family Centers, built and equipped by an employer at or near its offices, providing high quality services such as early childhood education, child care, back-up child care, kindergartens, get-well care, summer camps, and parent support services. As of January 2, 1998, the Company managed 95 Family Centers, representing 70 corporate clients, in 28 states and the District of Columbia. Additionally, the Company had 16 Family Centers under development, including nine for new corporate clients. Ten of the Company's corporate clients operate multiple Family Centers. In addition, the Company provides work/life consulting services to help employers realize the benefits of work and family programs and policies and to align work/life concerns of working families with business strategies of employers. Consulting services provided by the Company include feasibility studies, work/life strategic planning, strategic planning related to the development of public and private worksite schools, return on investment analyses and development of work/life programs and policies. During 1997, the Company provided consulting services to 31 corporate clients.

SERVICES

The Company works in conjunction with its clients and their employees to respond to changing workplace needs and to help employees balance their work and family responsibilities. A client relationship often begins with the Company providing consulting services to an employer, and progresses to the planning, development and management of a Family Center, where the Company provides services to a client's employees at the workplace. These work and family services are designed to (i) address employers' ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees and (iv) improve the overall employee-employer-family relationship. The Company emphasizes operational excellence, client service and program leadership, and requires that each Family Center be operated at National Association for the Education of Young Children ("NAEYC") standards.

The "Family Center" concept evolved from the more traditional workplace child care center and is designed to serve a broader segment of the work site population. Each Family Center provides a number of services designed to meet the business objectives of the corporate client and the family needs of the client's employees. As a result, the physical facility, operating policies, and services are tailored for each client. Services currently offered at the Company's Family Centers include:

         Early Childhood Education. The Company offers early childhood education at each of its 95 Family Centers. The Company's proprietary program for learning, entitled "The World at Their Fingertips," includes educational programs for infants, toddlers, and preschoolers and creates developmentally appropriate experiences for every child. "The World at Their Fingertips" includes many components designed to promote physical, cognitive, emotional, and language development and provides a developmentally appropriate educational curriculum enabling teachers to provide individualized, responsive care and affection for each child. The infant and toddler program provides an environment for development with learning centers planned to maximize large and small motor experiences, sensory and cognitive experiences, language, music and personal experiences. The preschool program provides a developmentally appropriate learning-centered curriculum, including dramatic play, art expression, construction/blocks, computer and music/movement. The Company's early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs ("NAECP"), a division of NAEYC.

         Employer-Sponsored Child Care. The Company operates 90 child care programs in its Family Centers. At the end of 1997, the program capacity at the Company's Family Centers exceeded 12,500 children. Consistent, reliable child care is an essential service for working families. Family Centers provide child care in many different ways, including traditional day care, evening care when parents work late, weekend care, 24-hour care for multiple shift work forces, special event care, emergency care, school holiday care, as well as other services.

         Summer Camps. The Company operates summer camps in conjunction with 38 Family Centers and as a stand-alone service for one corporate client. During 1997, the Company provided this service to approximately 2,000 children. The camps include programs for children in age-related groups from five to 12 years old. Programs include age-appropriate enrichment activities such as science, computers, gymnastics, dance, sports, and other activities, and include both on-site and off-site day camps.

         Back-Up Care Programs. The Company operates 39 back-up care programs. Four centers exclusively offer back-up care programs, while other back-up care programs are offered in designated rooms within a larger Family Center. The Company has approximately 6,700 families registered to use back-up care. Back-up care programs serve families whose primary child care arrangements are unavailable because of emergencies, illness, or caregiver turnover and provide care on school holidays and release days. The Company's back-up care programs serve children from ages six weeks to 12 years. Family Centers that exclusively offer back-up care programs range in size from 12 to 110 children and include the first such program ever accredited by NAEYC.

         Kindergartens. The Company operates 29 Family Center kindergartens, all of which meet or exceed the standards set by NAECP. During 1997, the Company's kindergarten programs served approximately 600 children. The kindergarten curriculum employs a comprehensive developmental approach that challenges and prepares children for success in school and is tailored to reflect the expectations of the surrounding school systems. The Company has added kindergartens to certain of its Family Centers in response to the demand from parents seeking to maintain the quality learning environment that their children have experienced in Family Centers.

         School-age Programs. The Company operates 26 school-age programs in Family Centers for children ages six to 12 years. During 1997, the Company provided these services to approximately 2,300 children. These programs may include before- and after-school care, tutorial services and enrichment programs such as gymnastics, computer, or foreign language instruction.

         Get-Well Care. The Company offers get-well care in 16 Family Centers. These programs serve mildly ill children recovering from various illnesses and injuries and are typically staffed with a registered nurse or licensed practical nurse.

         Parent Support. All Family Centers include support programs for parents, including parent education programs, seminars, support groups and resource libraries. Parent education programs include family resource rooms (serving as a library for parents and a site for parent seminars), scheduled family counseling, "lunch and learns," evening programs with presentations and round table discussions on topics of concern to parents such as child behavior, time management, first-aid and CPR training. Support services include meals-to-go, laundry pick-up and carpooling coordination. The Company's parent support services are developed and implemented with the involvement of a parent advisory group established at each Family Center.

The Company offers a range of work/life consulting services to help employers assess, plan and develop work and family solutions, realize the benefits of work/life programs and policies and to align work/life concerns with other strategic concerns of employers. Specific examples of services provided by the Company include:

         - Guidance, staffing and support for work and family initiatives, including a company-wide work/life conference;

         - Development of a strategic work/life plan for a national work force based on a customized survey, focus groups and management interviews;

         - A feasibility study of the viability of worksite primary schools;

         - Consultation on the integration of a client's work/life, diversity and training efforts;

         - A multisite study to identify dependent care needs and develop a strategic plan to meet those needs; and

         - A return on investment study to analyze the benefits of a client's work/life investments.

During 1997, the Company provided consulting services for 31 corporate clients, 13 of which are clients for which the Company operates one or more Family Centers.

OPERATIONS

The Company is organized into two integrated operating units consisting of Family Center operations and consulting services. The Company's management philosophy promotes a commitment to excellence for children, parents, clients and staff. Corporate operations are coordinated from the Company's headquarters located in Nashville, Tennessee. Corporate office functions include Family Center operations oversight, human resources, marketing, business development, facility design, finance, accounting, risk management, information systems, and corporate communications.

Family Center operations are organized into three operational divisions, each managed by a Senior Vice President who reports to the Company's Chief Executive Officer. Senior Vice Presidents, regional managers and divisional support staff are responsible for Family Center development, direct management oversight, quality control, financial performance, and client relations. Each Family Center is managed by a Center Director. Each Family Center's size, staffing, hours of operation and range of services provided vary according to each corporate client's needs and desires. Family Centers range in size from 3,000 square feet to 47,000 square feet and enrollment capacity from 35 to 450. Staffing for a Family Center typically consists of an administrative team, a teaching staff and support personnel. Family Centers are typically located on a corporate client's worksite, either in converted space, or free-standing structures designed specifically for use as a Family Center. Currently, 81 centers are located at client worksites and 14 are located on properties contiguous to the worksite. The facilities are generally owned or leased by the corporate clients, except for two properties owned by the Company.

The Company's consulting services are provided through a division of the Company titled The Resource Group. The Resource Group provides consulting services to corporate clients including feasibility studies, work/life strategic planning, strategic planning related to the development of public and private worksite schools, benchmark studies, policy and practice alignment, return on investment analysis and community investment. In addition to consulting services, The Resource Group supports the Company's Family Center programs, ensuring such programs remain state of the art and of the highest quality, and conducts research and development of new services. The Resource Group is staffed by nine full-time employees with additional contract consultants depending on the workload and expertise needed to complete a particular project.

The Company has developed a training program for its employees. Teacher training is conducted in each Family Center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training is conducted on a regular basis at each Family Center and in company-wide meetings and is designed to meet NAEYC training standards. Management training is provided on an ongoing basis to all Center Directors and includes human resource management, risk management, financial management, customer service, and program implementation.

The Company maintains a variety of security measures at its centers, which may include electronic security or access systems, sign-out procedures for children and other site-specific measures. Safety features are incorporated into the facility design and operation of the Family Centers, including selection of safe and age-appropriate toys and play equipment, cushioned surfaces surrounding play structures, rounded corners on furniture, child-size amenities and open and windowed lay-outs providing increased visibility for teachers and parents. The Company schedules emergency drills for fire safety and other emergencies, and requires current CPR and first aid certification for center management personnel.

The Company has an information, communication and financial reporting system which links every Family Center to the Company's divisional, regional and corporate offices. This system provides timely financial information on such items as revenue, expenses, enrollments, payroll and staff hours. The Company seeks to improve its operating efficiencies by providing management with more timely information through its information systems.

MARKETING

Management believes that the Company's operations in 28 states and the District of Columbia with 95 Family Centers and the expertise and reputation of its management team in working with many of the nation's leading companies have created name recognition within the work and family services industry. The Company's directors, senior officers and Advisory Board members are involved at the national level with education, work/life and children's services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

The Company's marketing and sales efforts focus on (i) developing new corporate client relationships, (ii) expanding existing relationships and (iii) promoting and maintaining relationships with client employees and families. Sales and marketing activities at the corporate level are led by the Company's business development group, with assistance provided by executive officers, Senior Vice Presidents, Center Directors, The Resource Group and support personnel. The Company has four business development officers who generally cover distinct geographic territories within the continental United States.

The Company markets its services to prospective clients in a variety of ways, including direct mail to qualified prospects, industry conferences, and telephone and personal visits to interested potential clients. In addition, clients often refer other employers to the Company. With existing clients, the Company maintains regular contact through its business development personnel and operations management. At each Family Center, regional and center management are responsible for marketing to families and staying abreast of new and changing needs for both the employer and employees. This responsiveness and client involvement enable the Company to develop and market additional services to existing clients as well as to new corporate clients.

COMPETITION

Depending on the services provided, the Company competes with a variety of companies in each segment of its operations. The Company's largest competitors for employer-sponsored child care services include Bright Horizons, Inc. and, to a lesser extent, the employer-sponsored child care divisions of other large child care companies, such as Kindercare and Children's Discovery Centers. Management believes that the Company is distinguished from these competitors by its exclusive focus on corporate clients and commitment to accreditation standards. Management believes that the Company is able to compete successfully by understanding and responding to the business needs of prospective clients and by offering professionally developed programs, highly qualified personnel, attention to risk management and a broad range of services. The Company also faces competition for enrollment from a variety of for-profit, not-for-profit and government-based providers.

The Company has a number of competitors for work/life consulting services and center services complementary to its Family Centers. Many of such competitors provide, among other services and products, work/life consulting services, adult education and contract school services, and have greater financial and operating resources than the Company. Management believes that the Company distinguishes itself from competitors by its presence at the workplace, knowledge of family needs, and ability to integrate a number of services and programs into a Family Center tailored to the needs of an employer.

The Company's ability to compete successfully for employer-sponsored work and family services, developed in partnership with employers, depends on a number of factors, including quality of service, cost-effective delivery of services and ability to provide the scope of services necessary for an employer's needs. With respect to child care services, there are many center-based child care companies that compete for corporate relationships to provide on-site family services, some of which have greater financial or other resources that allow them to compete successfully against the Company. Management believes that the Company's staff of trained professionals is well equipped to develop a plan with a corporate client to best meet the work and family needs of the employer's work force. Through participating in the development plan of the Family Center, consulting with the contractor and employer, staffing the Family Center to provide the scope and depth of services the employer and its employees need and desire, management believes the Company is well positioned to provide services that are family-friendly and improve the work environment for corporate employees, thereby enhancing the overall productivity of the corporate client's operations.

Along with competition for corporate clients, each Family Center faces competition for enrollment from a wide range of community-based child care providers. Management believes, however, that client employees perceive greater value, convenience and flexibility associated with the Company's services.

REGULATION

The Company's child care operations are subject to a variety of federal, state and local regulations and licensing requirements. The Company has policies and procedures in place in order to comply with the regulations and requirements. Although the regulations and requirements vary greatly from jurisdiction to jurisdiction, governmental agencies generally review, among other things, the center's safety, fitness and adequacy of buildings and equipment, licensed capacity, the ratio of staff personnel to enrolled children, staff training, dietary program, daily curriculum, recordkeeping, and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In a few jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. Failures by a center to comply with applicable regulations can subject it to governmental sanctions, which might include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center's license to operate or an award of damages to private litigants, and could require significant expenditures by the Company to bring the Company's centers into compliance.

In addition, state and local licensing regulations often provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

EMPLOYEES

As of March 13, 1998, the Company employed approximately 3,100 full-time employees. In addition, at March 13, 1998, the Company had approximately 750 part-time employees and 900 substitutes on its payroll. None of the Company's employees is represented by a labor union, and management believes its relationship with its employees is good.

INSURANCE

The Company's insurance program currently includes the following types of policies: worker's compensation, commercial general liability, automobile liability, commercial property liability, student accident coverage, employment practices liability and excess "umbrella" liability including coverage for child abuse and molestation. The policies provide for a variety of coverages, are subject to various limits, include deductibles or self-insured retentions. Management believes that the Company's current insurance coverages are adequate to meet its needs. The Company has not experienced difficulty in obtaining insurance coverage, but there can be no assurances that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims. There is no assurance that claims in excess of, or not included within, the Company's insurance coverage will not be asserted, which could have an adverse effect on the Company.

TRADEMARKS

The Company has filed applications for registration of the following trademarks and service marks with the United States Patent and Trademark Office: Family Solutions(SM) and CorporateFamily Center(SM). A registered trademark/service mark in the United States may be effective indefinitely subject only to a required supplemental filing every ten years and the continued use of the mark by the registrant. A properly registered trademark/service mark establishes the presumption of ownership of the trademark/service mark by the registrant and constitutes constructive notice of such ownership.

RISK FACTORS

Management of Growth. The Company has experienced substantial growth during the past several years through internal growth and by acquisition. The Company's ability to experience future growth will depend upon a number of factors, including the ability to further develop existing client relationships and to obtain new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs and the hiring and training of qualified management, divisional senior vice presidents, regional managers, center directors and other personnel. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets, which could result in a material adverse effect on the Company's business, results of operations and financial condition. Sustaining growth may require the implementation of enhancements to operational and financial systems and will also depend on the Company's ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Market Acceptance of Work and Family Services. The Company's business strategy depends on employers recognizing the value of work and family services. There can be no assurance that there will be continued growth in the number of employers that view work-site family services as cost-effective or beneficial to their work forces. Any negative change in current corporate acceptance of financially supported child care could have a material adverse effect on the Company's business, results of operations, financial condition and growth prospects. There can be no assurance that demographic trends, including an increasing percentage of mothers in the work force, will continue to lead to increased market share for the center-based segment in general and the work-site segment in particular.

Competition. The Company competes for corporate clients as well as individual enrollment in a highly fragmented and competitive market. In the competition for corporate clients, the Company primarily competes with other organizations which focus on the work-site segment of the child care market and with certain center-based child care chains that have divisions which compete for corporate opportunities. The Company also competes with a diverse group of large and small competitors for a range of child care and other work and family services including work/life, employee benefits and management consultants. Some of these competitors have significantly greater financial resources and may be willing to enter into contract models, invest initial capital in facilities or enter into other financial arrangements that are not consistent with the Company's business strategy. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Some of these competitors for corporate relationships have greater penetration than the Company in certain geographic regions and multiple relationships with corporate entities. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and loss of market share, thereby having a material adverse effect on the Company's business, results of operations and financial condition as well as its ability to pursue its growth strategy successfully.

Management believes the Company's ability to compete successfully for enrollment at a Family Center depends on a number of factors, including quality of services and products, convenience and price. The Company is often at a price disadvantage with respect to family child care providers, who operate at standards lower than national accreditation standards at which the Company operates and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. The Company also competes with many not-for-profit providers of child care and preschools, some of which are able to offer lower pricing than the Company. Many of the Company's competitors in the center-based segment also offer child care at a lower price than the Company, and some have substantially greater financial resources than the Company or have greater name recognition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition.

Dependence on Corporate Client Relationships. A significant portion of the Company's business is derived from Family Centers associated with corporate clients for which the Company provides work-site family services for single or multiple sites pursuant to management contracts. While the specific terms of such contracts vary, some management contracts are subject to early termination by the corporate client without cause. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or nonrenewal of a significant number of corporate management contracts or the termination of a multiple-site corporate client relationship could have a material adverse effect on the Company's business, results of operations and financial condition.

Changing Economic Conditions. The Company's revenue and net income are subject to general economic conditions. A significant portion of the Company's revenue is derived from employers which historically have reduced their expenditures for work-site family services during economic downturns. Should the economy weaken in any future period, these corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Acquisitions. The Company plans as part of its growth strategy to evaluate the acquisition of other providers of work/life, employer-sponsored child care and consulting services. While the Company reviews acquisition candidates in the ordinary course of its business, the Company is not currently a party to any agreements or negotiations with respect to any material acquisitions. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, diversion of management's attention, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

Dependence on Key Management. The success of the Company is highly dependent on the efforts, abilities, and continued services of its executive officers and other key employees. The loss of any of the executive officers or key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that its future success will depend upon its ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, regional and center director personnel. Although the Company historically has been successful in retaining the services of its senior management, there can be no assurance that the Company will be able to do so in the future.

Ability to Obtain and Maintain Insurance; Adverse Publicity. The Company currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property liability, student accident coverage, employment practices liability and excess "umbrella" liability including coverage for child abuse and molestation. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that the Company's insurance premiums will not increase in the future as a consequence of conditions in the insurance business generally or the Company's experience in particular. As a result of adverse publicity concerning reported incidents of alleged abuse at child care centers and the length of time before the expiration of applicable statutes of limitations for the bringing of child abuse and personal injury claims (typically a number of years after the child reaches the age of majority), some operators of child care and family centers have had difficulty obtaining general liability insurance, child abuse liability insurance or similar liability insurance or have been able to obtain such insurance only at substantially higher rates. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company's centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Litigation. Because of the nature of its business, the Company is and expects that in the future it may be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that lawsuits will not be filed, that the Company's insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company's business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company's services from corporate sponsors and parents.

Seasonality and Variability of Quarterly Operating Results. The Company's revenue and results of operations fluctuate with the seasonal demands for child care. The Company's revenue typically declines during the third quarter as a result of decreased enrollments in its centers as parents withdraw their children for vacations and their older children for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company's quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company's Family Centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center's license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its Family Centers into compliance. In addition, state and local licensing regulations often provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company's operations which could adversely affect the Company's business, results of operations, and financial condition.

Risks Associated with Forward-Looking Statements. This Report contains certain statements that are "forward-looking statements." Those statements include, among other things, the discussions of the Company's business strategy and expectations concerning developments in the work and family services industry, the Company's market position, future operations, growth by acquisitions and as internally generated, contribution margins and profitability and liquidity and capital resources. When used in this

Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Investors in the Common Stock are cautioned that reliance on any forward-looking statements involves risks and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified in the risk factors discussed above. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved. The Company does not intend to update any of these forward-looking statements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company.

Marguerite W. Sallee, 52 -- President, Chief Executive Officer and Director. Ms. Sallee is a founder of the Company and has served as President, Chief Executive Officer and a director since February 1987. Prior thereto, Ms. Sallee served as Commissioner of Human Services in former Governor Lamar Alexander's cabinet. Ms. Sallee received a Bachelor of Arts from Duke University and a Master of Arts in Psychology from Austin Peay University. She is a director of Proffitt's, Inc., an owner and operator of department stores; MagneTek, Inc., a manufacturer of integrated electrical products; and Phoenix Healthcare Corporation, a managed healthcare company; and is a former Chairman of the Nashville Area Chamber of Commerce. In addition, Ms. Sallee is a delegate to the Presidential Summit for Children.

Robert D. Lurie, 52 -- Chairman of the Board and Director of Research and Development. Mr. Lurie has served as Chairman of the Company since December 1995 and as President of The Resource Group, a division of the Company focused on providing consulting and resource support to work/life center operations, since October 1995. From 1984 to 1995, Mr. Lurie served as President and Chief Executive Officer of Resources for Child Care Management, Inc. ("RCCM"), which was acquired by the Company in October 1995. Mr. Lurie received his Bachelor of Arts degree from the University of Florida and his Master of Arts in American Civilization from the University of Texas at Austin. He completed his graduate studies in Administration and Social Policy at the Harvard University Graduate School of Education.

Michael E. Hogrefe, 37 -- Executive Vice President, Chief Financial Officer and Secretary. Mr. Hogrefe has served as an Executive Vice President, Chief Financial Officer and Secretary since January 1996. Mr. Hogrefe served as Treasurer of Service Merchandise Company, Inc., a national retail chain of catalog stores, from July 1993 through January 1996 and as Assistant Treasurer from March 1990 to July 1993. Prior to that, Mr. Hogrefe served as Assistant Treasurer of Financial Management for Equicor - Equitable HCA Corporation from 1988 to 1990 and in a variety of positions for The Equitable Companies, Inc., from 1982 to 1988, culminating his employment as Assistant Treasurer. Mr. Hogrefe received a Bachelor of Science in Management from Drake University and a Master's in Business Administration from New York University, Stern School of Business.

ITEM 2. PROPERTIES

The Company's executive offices are located in Nashville, Tennessee, and consist of approximately 14,000 square feet leased through July 30, 2000, with an option to renew the lease for two additional five-year terms. In addition, the Company
(i) owns two child care facilities and (ii) leases certain real property for use at four

Family Centers. Three of the above-mentioned leases have agreements whereby the client becomes contractually responsible for the lease obligation in the event the Company no longer operates a Family Center for such client at the location. The Company also leases other facilities at various locations, which are not material to its business.


ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that the Company's insurance will be adequate to cover all liabilities that may arise out of claims brought against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of CorporateFamily Solutions, Inc. during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKETS FOR REGISTRANT'S COMMON EQUITY

The Company's common stock has been traded since August 13, 1997 on the NASDAQ National Market (the "Nasdaq Stock Market") under the symbol "CFAM". Prior to that time, there was no public market for the common stock. The following table sets forth the range of high and low closing sale prices for the common stock as reported on the Nasdaq Stock Market during each of the quarters presented.

                                                          Common Stock
                                                         ----------------
                                                           High     Low
                                                          ------   ------

Quarterly period ended:
Third Quarter (from August 13, 1997)                      $18.25   $12.25
Fourth Quarter                                            $22.38   $14.00

As of March 13, 1998, there were approximately 2,300 holders of Common Stock including 126 holders of record of the Company's common stock.

DIVIDENDS

The Company has never declared or paid any cash dividends on its Common Stock. It is the present policy of the Board of Directors to retain all earnings to support operations and to finance expansion of the Company's business; therefore, the Company does not anticipate declaring or paying dividends on the Common Stock in the foreseeable future. The declaration and payment of cash dividends in the future will be at the Board of Directors' discretion and will depend on the Company's earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors, including limitations, if any, on the payment of dividends under state law and any then-existing credit agreement.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended January 2, 1998, the Company has issued 33,501 shares of Common Stock upon the exercise of stock options granted to (i) to non-employee directors of the Company and (ii) to employees pursuant to the Company's option plans, with a weighted average exercise price of $5.11. Such issuances were completed pursuant to the exemption found in Rule 701 under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The following table presents selected financial and operating data of the Company. The historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                                                 Fiscal Year(1)
                                  -----------------------------------------------------------------------
                                      1997             1996         1995(2)       1994           1993
                                  -----------      -----------   -----------   -----------   ------------

Revenue                           $77,722,000   $62,926,000      $36,920,000   $24,513,000   $ 16,967,000
Operating income (loss)             2,085,000     1,920,000          167,000        76,000     (1,074,000)
Income (loss) before income tax     2,194,000     1,577,000           81,000        26,000     (1,065,000)
Net income (loss)                   1,104,000     2,736,000          541,000        26,000     (1,065,000)
Basic earnings (loss) per share          0.39          1.44             0.34          0.02          (0.72)
Diluted earnings per share               0.28          0.85             0.19          0.01            N/A(3)

Working capital                    12,816,000     1,769,000          407,000       939,000        998,000
Total assets                       30,217,000    20,378,000       17,055,000     5,265,000      4,774,000
Long-term debt, including
   current maturities                      --     4,416,000        5,064,000       883,000        758,000
Shareholders' equity               20,807,000     6,975,000        4,015,000     1,724,000      2,067,000
Dividends per common share                 --            --               --            --             --

SELECTED OPERATING DATA
   (AT END OF PERIOD):
Family Center clients (4)                  70            65               58            41             29
Family Centers (5)                         95            85               75            48             33
Program Capacity (6)                   12,529        10,702            9,113         5,295          3,850

-------------------------

(1)      The Company's fiscal year ends on the Friday closest to December 31.
(2) In October 1995, the Company acquired all of the outstanding capital stock of RCCM, an operator of 21 employer-sponsored child care centers. The transaction was accounted for as a purchase, and accordingly, the results of operations include RCCM from the date of the acquisition.
(3) Not presented because the effect of considering the additional dilution related to preferred stock, options and warrants would have been anti-dilutive.
(4) A Family Center client is defined as an entity that as of the applicable date was under contract with the Company for the management of one or more open and operating Family Centers.
(5) Family Centers are defined as the facilities which the Company is engaged to manage and operate on behalf of its Family Center Clients.
(6) Program capacity is defined as the maximum aggregate number of individuals that the Company will enroll in the services and programs at its Family Centers to be in compliance with NAEYC standards. As of each of the respective dates, the state licensed capacity was 14,402, 12,440, 10,487, 6,361 and 5,279 individuals, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurances that the forward-looking statements included herein will prove to be accurate. There are many factors that may cause actual results to differ materially from those indicated by the forward-looking statements, including the various risk factors set forth in the Company's registration statement on Form S-1 as filed with the Securities and Exchange Commission and declared effective in August 1997. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by the consolidated financial statements including the notes thereto.

OVERVIEW

The Company is a leading national provider of services for the corporate market that support families and business success. The Company works with more than 100 employers seeking to create a "family friendly" work environment by providing work place child care, education, family support programs and consulting services. The Company manages corporate-sponsored Family Centers, built and equipped by an employer at or near its offices, providing high quality services such as early childhood education, child care, back-up child care, kindergartens, get-well care, summer camps, and parent support services. As of January 2, 1998, the Company managed 95 Family Centers, representing 70 corporate clients, in 28 states and the District of Columbia. Additionally, the Company had 16 Family Centers under development, including nine for new corporate clients. Ten of the Company's corporate clients operate multiple Family Centers. In addition, the Company provides work/life consulting services to help employers realize the benefits of work and family programs and policies and to align work/life concerns of working families with business strategies of employers. Consulting services provided by the Company include feasibility studies, work/life strategic planning, return on investment analyses and development of work/life programs and policies. During 1997, the Company provided consulting services to 31 corporate clients. The Company expects its future growth will be generated from (i) developing new corporate clients; (ii) managing additional Family Centers for existing clients; (iii) providing additional work and family services and programs for existing clients; (iv) expanding its work/life consulting services; (v) developing new services; and
(vi) pursuing strategic acquisitions.

The Company's revenue is derived from (i) the operation of Family Centers and
(ii) other services, including consulting services. Revenue from Family Centers consists of parent fees for tuition, amounts paid by corporate clients to fund a portion of the operating costs of a Family Center ("Client Operating Financial Support") and management fees from clients. Parent fees represent the largest portion of the Company's revenue, are generally comparable to prevailing market rates for similar services offered by centers operating under National Association for the Education of Young Children ("NAEYC") guidelines in the local market and are paid weekly or monthly in advance. Management fees are generally a fixed monthly fee or a per diem, per child fee. Client Operating Financial Support and management fees are paid monthly. Separate from Family Center revenue, the Company generates revenue from consulting services, which are typically fixed-fee based, are generated from specific engagements or monthly retainers and are recognized as services are performed. In 1997, no single client accounted for more than 8% of the Company's revenue.

Operating expenses consist of direct expenses associated with the operation of Family Centers and with delivery of consulting services. Family Center operating expenses consist primarily of (i) staff salaries, taxes and benefits; (ii) food costs; and (iii) program supplies and materials. Staff salaries, taxes and benefits generally comprise approximately 85% of Family Center operating expenses. Consulting operating expenses are comprised primarily of (i) staff salaries, taxes and benefits; (ii) contract labor; and (iii) other direct operating expenses. Selling, general and administrative expenses are comprised primarily of (i) salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel;
(ii) accounting and legal fees; (iii) insurance; and (iv) general corporate expenses. Depreciation and amortization expense consists of the depreciation of two Company-owned Family Center facilities, the personalty owned by the Company and amortization of goodwill primarily related to the acquisition of RCCM.

The Company's Family Center contracts are typically three to five years in length, with automatic annual renewals. The Company operates Family Centers under three contract models: (i) cost-plus contracts; (ii) partnership contracts; and (iii) profit/loss contracts. Under each contract model, clients typically finance the facility and equipment, provide for ongoing facility expenses and reimburse the Company for center personnel expenses incurred prior to the center opening date. Parent fees are collected under each contract model and vary in amount depending, among other things, on the level of Client Operating Financial Support of a Family Center and the services provided.

         Cost-Plus Contract. Under a cost-plus contract, revenue consists of:
         (i) parent fees; (ii) Client Operating Financial Support paid to the Company for reimbursement of any of a Family Center's operating expenses and allocated corporate overhead that are in excess of parent fees; and (iii) management fees. The cost-plus contract model provides that all operating costs of a Family Center are paid from parent fees and Client Operating Financial Support. As of January 2, 1998, 45 of the Company's 95 Family Centers were operated under cost-plus contracts, generating 53% of Family Center revenue.

         Partnership Contract. Under a partnership contract, revenue typically consists of: (i) parent fees; (ii) a fixed amount of Client Operating Financial Support; and (iii) management fees. To the extent that the parent fees and Client Operating Financial Support do not cover the Family Center operating expenses, the Company is responsible for such excess expenses. To the extent that parent fees and Client Operating Financial Support exceed operating expenses of a Family Center and an allocated portion of the Company's overhead, the difference is generally reimbursed to the employer. In addition, Client Operating Financial Support often includes payments to cover initial operating losses during the enrollment building period (typically in the 12 months following the opening of a Family Center). As of January 2, 1998, 37 of the Company's Family Centers were operated under partnership contracts, generating 32% of Family Center revenue.

         Profit/Loss Contract. Under a profit/loss contract, revenue is generated primarily from parent fees, and the Company may receive limited Client Operating Financial Support. The Company does not receive a management fee and bears profit and loss responsibility for the operations of the Family Center. These contracts are subject to a greater degree of variability in operating results than the other contract types. Initial operating losses during the enrollment building period are generally funded by the Company. Initial operating losses may range from $50,000 to $125,000 per center. As of January 2, 1998, 13 of the Company's Family Centers were operated under profit/loss contracts, generating 15% of Family Center revenue.

Management believes the Company's operating model, which requires limited or no capital investment for facilities and pre-opening expenses and provides three contract structures to meet the varying needs of its clients, reduces Family Center operating variability and risk. The mix of contracts has not varied substantially over the past several years.

The Company measures profitability at the client level based on the combined results of Family Center operations and consulting services from a client. The Company's Family Center profitability (the "Operating Contribution") is defined as Family Center revenue, including management fees, less Family Center operating expenses prior to allocated corporate overhead. During the first two years of operation, a Family Center generates varying degrees of Operating Contribution, depending upon the contract model. During 1997, the Company's 70 mature Family Centers (defined as those open as of December 29, 1995 and remaining open as of January 2, 1998) averaged approximately $89,000 in Operating Contribution. An additional component of client profitability is consulting revenue for services performed. During 1997, the Company provided consulting services through 45 consulting engagements to 31 corporate clients. The consulting revenue and operating margins generated from consulting engagements will vary significantly depending upon the general complexity of the project and the resources the Company must allocate to complete the engagement. Consulting engagements are quoted on a fixed-fee basis per engagement. In general, management believes that the operating margin generated from the consulting business will be greater than that attained from its Family Center operations.

During 1997, the Company opened 13 Family Centers and closed three. In addition, at January 2, 1998, the Company had 16 Family Centers under development. The opening of a new center is subject to a number of conditions and factors, including, among others, construction timing, employer needs and weather conditions.

In November 1997, the Company acquired certain assets of MAW Enterprises, Inc. d/b/a Schools at Work for a total purchase price of $300,000. The acquisition has been accounted for as a purchase. MAW Enterprises, Inc. d/b/a Schools at Work provides consulting and facilitating services to organizations interested in educational opportunities for employees and their children.

In August 1997, the Company completed an initial public offering of 2,702,500 shares of its common stock, of which 1,401,386 shares were issued and sold by the Company, at a public offering price of $10.00 per share (the "Offering"). The Company received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses). Approximately $3.7 million was used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses. Additionally, as a result of the Offering, all 1,125,000 shares of the Company's issued and outstanding Series A preferred stock were converted into 1,169,935 shares of common stock.

In October 1995, the Company acquired all of the outstanding capital stock of RCCM, an operator of 21 employer-sponsored child care centers. The consideration paid consisted of $3.4 million in cash and 324,995 shares of Common Stock. The transaction was accounted for as a purchase and resulted in $5.7 million of goodwill, which is being amortized over 18 years.

The Company reports its quarterly results in 13 week increments (two four-week periods and one five-week period) instead of three calendar months. The 1997 fiscal year consisted of 53 weeks, and the fourth quarter of 1997 consisted of 14 weeks.

The Company's revenue and results of operations fluctuate with the seasonal demands for child care. The Company's revenue typically declines during the third quarter as a result of decreased enrollments in its Family Centers as parents withdraw their older children for entry into elementary schools. Since a portion of the Company's costs are fixed costs, the Company's results are affected by fluctuation in center and program utilization. Quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data for the Company expressed as a percentage of revenue.

                                                      Fiscal Year
                                               --------------------------
                                                1997      1996      1995
                                               ------    ------    ------

Revenue                                         100.0%    100.0%    100.0%
Operating expenses                               88.4      88.3      88.6
Selling, general and administrative expense       7.5       7.4       9.5
Special charge                                    0.4      --        --
Depreciation and amortization                     1.0       1.2       1.4
                                                -----     -----     -----

Operating income                                  2.7       3.1       0.5
Interest (income) expense, net                   (0.1)      0.6       0.2
                                                -----     -----     -----

Income before income taxes                        2.8       2.5       0.3
Income tax expense (benefit)                      1.4      (1.8)     (1.2)
                                                -----     -----     -----

Net income                                        1.4%      4.3%      1.5%
                                                =====     =====     =====


Operating income before special charge            3.1%      3.1%      0.5%
                                                =====     =====     =====

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Revenue. Revenue increased $14.8 million, or 23.5%, to $77.7 million in 1997 from $62.9 million in 1996. The revenue increase was primarily the result of (i) a full year of operation at centers opened in 1996; (ii) internal growth generated at mature centers; and (iii) the operation of net 10 new centers in 1997. In 1997, the Company opened 13 new centers for 11 clients and closed three centers. Consulting revenue increased to $952,000 in 1997 from $415,000 in 1996. The increase in consulting revenue resulted from the Company's expansion of its consulting capabilities during the latter half of 1996.

Operating Expenses. Operating expenses increased $13.1 million, or 23.6%, to $68.7 million in 1997 from $55.6 million in 1996. Operating expenses as a percentage of revenue increased to 88.4% in 1997 from 88.3% in 1996. There were no unusual fluctuations or trends in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 23.4%, to $5.8 million in 1997 from $4.7 million in 1996. Selling, general and administrative expenses as a percentage of revenue increased to 7.5% in 1997 from 7.4% in 1996. This increase is primarily the result of (i) the Company increasing its sales and marketing personnel during the second half of 1997 to expand its market penetration and enhance its responsiveness to client requests and proposals and
(ii) to a lesser extent, general and administrative expenses necessary to open and support the net 10 new Family Centers opened in 1997.

Special Charge. Concurrent with its initial public offering, the Company removed the restrictions, as set forth in the restricted stock agreement, on 32,500 shares of common stock held by an officer of the Company. As a result, the Company recorded a non-recurring, non-cash compensation charge of $297,000, or $0.07 per share, assuming dilution, (for which the Company received no tax deduction) in 1997.

Depreciation and Amortization. Depreciation and amortization expense increased $25,000, or 3.3%, to $784,000 in 1997 from $759,000 in 1996. Management anticipates that depreciation expense in the future will increase at a higher rate than experienced in 1997, however, as a percentage of revenue such expense is expected to remain comparable.

Operating Income. Operating income increased to $2.1 million in 1997 from $1.9 million in 1996. Excluding the $297,000 special charge, operating income would have increased $462,000, or 24.1%, to $2.4 million in 1997.

Net Interest Income/Expense. In 1997 the Company recorded net interest income of $109,000 as compared to net interest expense of $343,000 in 1996. The increase in interest income and decrease in interest expense was primarily the result of
(i) in August 1997, the Company's use of approximately $3.7 million of the net proceeds received from the Offering to repay all of its then outstanding bank borrowings and (ii) the investment of the remaining net proceeds, approximately $8.4 million, primarily in high quality commercial paper.

Income Taxes. The provision for income taxes was $1.1 million in 1997. In 1996, the Company recorded an income tax benefit of $1.2 million as a result of a reduction of valuation allowances in order to utilize net operating loss carryforwards. The Company's effective tax rate for 1997 was 49.7% due to the non-deductibility of (i) approximately $325,000 of goodwill amortization and
(ii) the special charge of $297,000 related to the removal of restrictions on certain shares of common stock.

FISCAL YEAR 1996  COMPARED TO FISCAL YEAR 1995

Revenue. Revenue increased $26.0 million, or 70.5%, to $62.9 million in 1996 from $36.9 million in 1995. The revenue increase was primarily the result of (i) $19.6 million in revenue generated by RCCM in 1996 compared to $4.3 million in revenue from October 1995; (ii) internal growth generated at mature centers;
(iii) a full year of operation at centers opened in 1995; and (iv) the operation of net 10 new centers in 1996. In 1996, the Company opened 12 new centers for nine clients and closed two centers. Consulting revenue increased to $415,000 in 1996 from $86,000 in 1995. The increase in consulting revenue resulted from the Company's expansion of its consulting capabilities during the latter half of 1996.

Operating Expenses. Operating expenses increased $22.9 million, or 70.0%, to $55.6 million in 1996 from $32.7 million in 1995. Operating expenses as a percentage of revenue declined to 88.3% in 1996 from 88.6% in 1995. Operating expenses in 1995 were impacted by expenses of $512,000 incurred in the operation and closing of a neighborhood child care center that the Company acquired as a part of an acquisition in 1993. This impact was offset in part by the 1996 operating expenses reflecting a full year of operations associated with the Family Centers acquired in the RCCM acquisition. In general, RCCM Family Centers had a greater proportion of cost-plus contracts which had typically operated with higher operating expense levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 34.3%, to $4.7 million in 1996 from $3.5 million in 1995. Selling, general and administrative expenses as a percentage of total revenue decreased to 7.4% in 1996 from 9.5% in 1995. This reduction resulted primarily from the economies of scale achieved in connection with the 21 Family Centers acquired in the RCCM acquisition, as well as the operation of net ten new centers in 1996. The Company does not anticipate that future declines in selling, general and administrative expenses as a percentage of revenues, if any, will be comparable to declines experienced in prior periods.

Depreciation and Amortization. Depreciation and amortization expense increased $239,000, or 46.0%, to $759,000 in 1996 from $520,000 in 1995. Amortization expense increased to $419,000 in 1996 from $270,000 in 1995. This increase is attributable to a full year of amortization of the goodwill associated with the RCCM acquisition. Depreciation expense increased to $340,000 in 1996 from $250,000 in 1995 and is attributable to a full year of depreciation on two Family Center properties acquired in the RCCM acquisition.

Operating Income. Operating income increased to $1.9 million in 1996 from $167,000 in 1995 and increased as a percent of revenue to 3.1% in 1996 from 0.5% in 1995.

Net Interest Expense. Net interest expense increased to $343,000 in 1996 from $86,000 in 1995. The increase is a result of increased borrowings related primarily to the acquisition of RCCM in October 1995.

Income Taxes. In 1996, the Company recorded an income tax benefit of $1.2 million as a result of a reduction in the valuation allowance relative to deferred tax assets. In 1995, the Company recorded an income tax benefit of $460,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily provided its services under management contracts which require little or no capital investment by the Company for growth of its operations. Corporate clients typically assume financial responsibility for construction costs and ongoing facility expenses. Prior to August 1997, the Company had financed its operating needs and acquisitions from investments from shareholders, funded debt and cash flow from operations.

In August 1997, the Company completed the Offering of 2,702,500 shares of its common stock, of which 1,401,386 shares were issued and sold by the Company, at a public offering price of $10.00 per share. The Company received net proceeds of approximately $12.1 million, of which approximately $3.7 million were used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses.

The Company had working capital of $12.8 million and $1.8 million as of January 2, 1998 and December 27, 1996, respectively. During 1997, net cash provided by operating activities was $1.9 million as compared to $2.0 million in 1996. Cash used by investing activities during 1997 totaled $518,000, as compared to $169,000 in 1996. The increase in cash used in investing activities resulted primarily from the purchase of the assets of Schools at Work. Cash provided from financing activities during 1997 totaled $8.0 million as compared to cash used in financing activities of $551,000 for the comparable period in 1996. The increase in the cash provided from financing activities in 1997 was due to the net proceeds received from the Company's initial public offering completed in August 1997 less the amount used to repay all of the Company's then outstanding bank borrowings.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper. The carrying value of these instruments approximates market value due to their short maturities.

The Company has entered into a $5.0 million revolving credit facility to be used for working capital and other general corporate purposes. Borrowings under the credit facility, which is subject to renewal on an annual basis, will bear interest at the lender's prime rate. No amounts were outstanding under this credit facility at January 2, 1998.

Management believes that funds provided by operations, available borrowing under the credit facility and the net proceeds from the initial public offering will be sufficient to meet the Company's needs for working capital, capital expenditures and the Company's anticipated needs to fund future growth through the end of 1998. The Company does not anticipate material increases in the level of capital expenditures in 1998. An element of the Company's strategy is to pursue strategic acquisitions. The Company may be required to seek external financing sources to pursue such acquisitions. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

YEAR 2000 CONVERSION

The Company is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company is also evaluating non-system issues relative to the year 2000 and beyond. As appropriate, the Company is communicating with suppliers, customers, financial institutions and others with which it does business to coordinate year 2000 conversion. Management does not anticipate the total cost of compliance will have a significant impact on the Company's consolidated financial statements or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         CORPORATEFAMILY SOLUTIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                    Number
                                                                                    ------


Report of Independent Public Accountants..............................................24

Consolidated Balance Sheets as of January 2, 1998 and December 27, 1996............   25

Consolidated Statements of Income for each of the three years ended
   January 2, 1998, December 27, 1996 and December 29, 1995...........................26

Consolidated Statements of Shareholders' Equity for each of the three years ended January 2, 1998, December 27, 1996 and December 29, 1995...................  27

Consolidated Statements of Cash Flows for each of the three years ended
   January 2, 1998, December 27, 1996 and December 29, 1995...........................28

Notes to Consolidated Financial Statements ...........................................29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO CORPORATEFAMILY SOLUTIONS, INC.:

We have audited the accompanying consolidated balance sheets of CORPORATEFAMILY SOLUTIONS, INC. (a Tennessee corporation) and subsidiaries as of January 2, 1998 and December 27, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 2, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CorporateFamily Solutions, Inc. and subsidiaries as of January 2, 1998 and December 27, 1996 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.


                                                      ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 13, 1998

                         CORPORATEFAMILY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   January 2,    December 27,
                                                                     1998            1996
                                                                 ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 12,349,000    $  2,913,000
   Restricted cash                                                    176,000         169,000
   Accounts receivable, less allowance of $125,000 and
      $123,000, respectively                                        6,115,000       5,390,000
   Prepaid expenses                                                   143,000         103,000
   Deferred income taxes                                            1,014,000         970,000
                                                                 ------------    ------------
        Total current assets                                       19,797,000       9,545,000
Property and equipment, net                                         3,593,000       3,757,000
Intangible assets, net                                              5,651,000       5,753,000
Deferred income taxes                                                 175,000       1,012,000
Other assets                                                        1,001,000         311,000
                                                                 ------------    ------------
          Total Assets                                           $ 30,217,000    $ 20,378,000
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                          $         --    $    911,000
   Trade accounts payable                                             801,000       1,289,000
   Income tax payable                                                  51,000         138,000
   Accrued expenses:
      Payroll and related benefits                                  3,914,000       3,343,000
      Other                                                         1,097,000       1,257,000
   Deferred revenue, current portion                                  479,000         332,000
   Other current liabilities                                          463,000         337,000
   Amounts held in escrow                                             176,000         169,000
                                                                 ------------    ------------
        Total current liabilities                                   6,981,000       7,776,000
Long-term debt, net of current portion                                     --       3,505,000
Deferred revenue, net of current portion                              862,000         979,000
Other long-term liabilities                                         1,567,000       1,143,000
                                                                 ------------    ------------
          Total liabilities                                         9,410,000      13,403,000
                                                                 ------------    ------------

Commitments, Contingencies and Guarantees (See Note 9)

SHAREHOLDERS' EQUITY:
Series A preferred stock, no par value; authorized, issued and
   outstanding, none and 1,125,000 shares, respectively                    --       4,480,000
Preferred stock, no par value; authorized, 10,000,000 and
   3,875,000 shares, respectively; issued and outstanding none             --              --
Common stock, no par value; authorized, 100,000,000 and
   10,000,000 shares, respectively; issued and outstanding
   4,491,104 shares and 1,866,203 shares, respectively             24,134,000       6,906,000
Accumulated deficit                                                (3,327,000)     (4,411,000)
                                                                 ------------    ------------
        Total shareholders' equity                                 20,807,000       6,975,000
                                                                 ------------    ------------
          Total liabilities and shareholders' equity             $ 30,217,000    $ 20,378,000
                                                                 ============    ============


        The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CORPORATEFAMILY SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                                                  Year Ended
                                                                                --------------------------------------------
                                                                                 January 2,     December 27,    December 29,
                                                                                    1998            1996            1995
                                                                                ------------    ------------    ------------

Revenue                                                                         $ 77,722,000    $ 62,926,000    $ 36,920,000

Expenses:
   Operating                                                                      68,734,000      55,588,000      32,708,000
   Selling, general and administrative                                             5,822,000       4,659,000       3,525,000
   Special charge                                                                    297,000              --              --
   Depreciation and amortization                                                     784,000         759,000         520,000
                                                                                ------------    ------------    ------------


Operating income                                                                   2,085,000       1,920,000         167,000

Interest (income) expense, net                                                      (109,000)        343,000          86,000
                                                                                ------------    ------------    ------------


Income before income taxes                                                         2,194,000       1,577,000          81,000
                                                                                ------------    ------------    ------------

Income tax expense (benefit):
   Current                                                                           297,000         142,000           8,000
   Deferred                                                                          793,000      (1,301,000)       (468,000)
                                                                                ------------    ------------    ------------

                                                                                   1,090,000      (1,159,000)       (460,000)
                                                                                ------------    ------------    ------------

Net income                                                                      $  1,104,000    $  2,736,000    $    541,000
                                                                                ============    ============    ============

Earnings per share:
   Basic                                                                        $       0.39    $       1.44    $       0.34
                                                                                ============    ============    ============

   Diluted                                                                      $       0.28    $       0.85    $       0.19
                                                                                ============    ============    ============



        The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CORPORATEFAMILY SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                        SERIES A
                                    PREFERRED STOCK                COMMON STOCK
                                     NO PAR VALUE                  NO PAR VALUE
                              -------------------------    --------------------------     ACCUMULATED
                                SHARES        AMOUNT          SHARES        AMOUNT          DEFICIT         TOTAL
                              ----------    -----------    -----------   ------------    ------------    -----------

Balance, December 30, 1994    1,125,000    $ 4,422,000      1,493,023   $  4,931,000    $ (7,630,000)   $ 1,723,000

   Acquisition of RCCM               --             --        324,995      1,750,000              --      1,750,000
   Accretion of preferred
      stock                          --         29,000             --             --         (29,000)            --
   Net income                        --             --             --             --         541,000        541,000
                             ----------    -----------    -----------   ------------    ------------    -----------

Balance, December 29, 1995    1,125,000      4,451,000      1,818,018      6,681,000      (7,118,000)     4,014,000

   Issuance of stock
      options                        --             --             --        100,000              --        100,000
   Stock options exercised           --             --         15,685         97,000              --         97,000
   Common stock issued               --             --         32,500         28,000              --         28,000
   Accretion of preferred
      stock                          --         29,000             --             --         (29,000)            --
   Net income                        --             --             --             --       2,736,000      2,736,000
                             ----------    -----------    -----------   ------------    ------------    -----------

Balance, December 27, 1996    1,125,000      4,480,000      1,866,203      6,906,000      (4,411,000)     6,975,000

   Stock options exercised           --             --         53,580        346,000              --        346,000
   Accretion of preferred
      stock                          --         20,000             --             --         (20,000)            --
   Conversion of preferred
      stock                  (1,125,000)    (4,500,000)     1,169,935      4,500,000              --             --
   Common stock
      restriction removed            --             --             --        297,000              --        297,000
   Common stock issued               --             --      1,401,386     12,085,000              --     12,085,000
   Net income                        --             --             --             --       1,104,000      1,104,000
                             ----------    -----------    -----------   ------------    ------------    -----------

Balance, January 2, 1998             --    $        --      4,491,104   $ 24,134,000    $ (3,327,000)   $20,807,000
                             ==========    ===========    ===========   ============    ============    ===========






       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CORPORATEFAMILY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended
                                                                  -------------------------------------------
                                                                   January 2,     December 27,   December 29,
                                                                      1998           1996           1995
                                                                  ------------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                     $  1,104,000    $ 2,736,000    $   541,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                     784,000        759,000        520,000
     Other noncash expense                                             297,000         68,000             --
     Deferred tax expense (benefit)                                    793,000     (1,301,000)      (468,000)
     Loss on disposal of assets                                             --         69,000        159,000
     Changes in assets and liabilities:
       Increase in accounts receivable                                (725,000)    (1,826,000)      (543,000)
       (Increase) decrease in prepaid expenses                         (40,000)        37,000        (73,000)
       Increase (decrease) in accounts payable and accrued             (77,000)     1,575,000        596,000
       expenses
       Decrease in income taxes payable                                (87,000)            --             --
       Increase in other current liabilities                           126,000        142,000        162,000
       Increase (decrease) in deferred revenue                          30,000        (43,000)       (27,000)
       Increase (decrease) in other long-term liabilities              424,000       (204,000)       (53,000)
       (Increase) decrease in other noncurrent assets                 (690,000)        37,000        (44,000)
                                                                  ------------    -----------    -----------
            Net cash provided by operating activities                1,939,000      2,049,000        770,000
                                                                  ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (507,000)      (169,000)      (514,000)
   Increase in intangible assets                                            --             --        (35,000)
   Proceeds from sale of property and equipment, net                   289,000             --             --
   Purchase of assets of Schools at Work                              (300,000)            --             --
   Purchase of capital stock of RCCM                                        --             --     (3,613,000)
                                                                  ------------    -----------    -----------
            Net cash used in investing activities                     (518,000)      (169,000)    (4,162,000)
                                                                  ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           12,431,000         97,000             --
   Payments on long-term debt                                       (4,416,000)      (648,000)      (439,000)
   Debt financing related to acquisition                                    --             --      3,500,000
                                                                  ------------    -----------    -----------
            Net cash provided by (used in) financing activities      8,015,000       (551,000)     3,061,000
                                                                  ------------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            9,436,000      1,329,000       (331,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,913,000      1,584,000      1,915,000
                                                                  ------------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 12,349,000    $ 2,913,000    $ 1,584,000
                                                                  ============    ===========    ===========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CORPORATEFAMILY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization -- CorporateFamily Solutions, Inc. (the "Company" and formerly Corporate Child Care, Inc.) was incorporated under the laws of the state of Tennessee on February 1, 1987 for the purpose of developing and managing Family Centers. The Company is a leading national provider of a broad range of management and consulting services for employers seeking to provide their employees with child care services and other family support programs. The Company operates and manages employer-sponsored Family Centers, built and equipped by the employer at or near its offices, providing such services as early childhood education, child care, back-up child care, kindergartens, get-well care, summer camps and parent support services. In addition, the Company provides work/life consulting services to help employers realize the benefits of work and family programs and policies and to align work/life concerns of working families with business strategies of employers. Consulting services provided by the Company include feasibility studies, work/life strategic planning, return on investment analyses, and development of work/life programs and policies. The Company operates and manages employer-sponsored Family Centers for major corporations, healthcare and governmental entities located throughout the United States.

Principles of Consolidation -- The consolidated financial statements include the accounts of CorporateFamily Solutions, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper. The carrying value of these instruments approximates market value due to their short maturities.

Restricted Cash -- In connection with the acquisition of RCCM in 1995 (see Note
2), the Company is required to maintain cash in escrow pending the final resolution of certain tax matters associated with RCCM prior to the acquisition date. The majority of the tax matters were resolved in 1996.

Property and Equipment -- Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows: furniture and equipment--3 to 10 years; center improvements--3 to 10 years; buildings--30 to 32 years. Expenditures for maintenance and repairs are generally charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of income.

Property and equipment obtained through purchase acquisitions are stated at the estimated fair value determined on the respective dates of acquisition.

Intangible Assets -- In connection with acquisitions, the Company has entered into various noncompete agreements with certain individuals and assumed certain management contracts. The estimated values allocated to such contracts are amortized on a straight-line basis over the terms of the respective contracts.

The excess of the aggregate purchase price over the fair value of assets of businesses acquired (goodwill) is being amortized on a straight-line basis over a period of 15 to 20 years.

Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

Deferred Revenue -- Deferred revenue results from employer-sponsor advances (see
Note 3), and cash received on uncompleted consulting or development projects.

Other Current Liabilities -- Other current liabilities consist primarily of amounts refundable to clients pursuant to certain Family Center management contracts. Based on the terms of certain Family Center management contracts, refundable profits may be either reinvested in future Family Center operations, or refunded to the employer-sponsors.

Other Long-Term Liabilities -- Other long-term liabilities consist primarily of deposits held pursuant to certain Family Center management contracts. The deposits will be remitted to the clients upon termination of the respective contracts.

Income Taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition -- The Company maintains contracts with its customers to manage and operate their Family Centers under various terms. The Company's contracts are generally three to five years in length with annual renewals. Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions. Revenue from Family Center operations is recognized as services are rendered. Revenue from consulting projects and from development activities is recognized as the services are performed.

Stock-Based Compensation -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because all options are granted with exercise prices equal to or greater than the fair market value at the date of grant. See Note 7 for further discussion.

Earnings Per Share -- In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants. See Note 8 for further discussion.

Fiscal Year -- The Company's fiscal year is the 52-53 week period ending on the Friday nearest to December 31. The Company's year ended January 2, 1998 consisted of 53 weeks and the fourth quarter of 1997 consisted of 14 weeks.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

New Pronouncements -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS 129 in the fourth quarter of 1997. The adoption of SFAS 129 did not have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications -- Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

2. ACQUISITIONS

In November 1997, the Company purchased the assets of MAW Enterprises, Inc. d/b/a Schools at Work for $300,000. The transaction was accounted for as a purchase.

Effective October 2, 1995, the Company acquired, through a reverse subsidiary merger, RCCM. The transaction was accounted for as a purchase. The merger was consummated by the exchange of 324,995 shares of the Company's common stock and $3,373,000 cash for 100% of the outstanding shares of RCCM's common stock. The principal shareholder of RCCM also entered into an employment agreement and an agreement not to compete with the Company (see Note 9). The results of RCCM's operations since the date of the acquisition have been reflected in the accompanying consolidated financial statements. Effective December 31, 1997, RCCM was merged with and into the Company.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                           1997           1996
                                       -----------    -----------

Furniture and equipment                $ 1,311,000    $ 1,075,000
Buildings and improvements               3,472,000      3,834,000
Land                                            --         54,000
                                       -----------    -----------
                                         4,783,000      4,963,000
Less accumulated depreciation           (1,190,000)    (1,206,000)
                                       -----------    -----------
         Property and equipment, net   $ 3,593,000    $ 3,757,000
                                       ===========    ===========

Advances of $1,290,500 were received to fund the building of a child care facility in Westchester County, New York. Such advances were recorded as deferred revenue when received. The Company is required to maintain certain standards relating to the ongoing operations of the center for a minimum operating period as defined in agreements with the parties advancing the funds. In the absence of default under agreements with these parties, repayment of the funds received is forgiven on a pro-rata basis over a ten to fifteen year period. The Company recognizes this forgiveness of the advances as income on the same pro-rata basis. The Company recognized income of $117,000, $117,000 and $78,000 during 1997, 1996 and 1995, respectively, and at January 2, 1998 and December 27, 1996, $862,000 and $1,096,000 of the original funding remains in deferred revenue on the Company's consolidated balance sheets.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                          1997          1996
                                                                       ----------   -----------

Goodwill, net of amortization of $826,000 and $481,000, respectively   $5,569,000   $ 5,614,000
Management contracts, net of amortization of $169,000
   and $152,000, respectively                                              40,000        57,000
Noncompete agreements, net of amortization of $129,000
   and $99,000, respectively                                               21,000        51,000
Other                                                                      21,000        31,000
                                                                       ----------   -----------
      Total                                                            $5,651,000   $ 5,753,000
                                                                       ==========   ===========

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                          1997          1996
                                                                       ----------   -----------

Bank term loan, bearing interest at 9.75%,
   repaid in 1997                                                      $      --   $ 3,033,000

Promissory notes to banks, bearing interest at rates
   ranging from 8% to 9.875%, repaid in 1997                                   --     1,313,000

Notes payable to shareholder, bearing interest at 10%,
   repaid in 1997                                                              --        70,000

                                                                       ----------   -----------
   Total                                                                       --     4,416,000
Less current maturities                                                        --      (911,000)
                                                                       ----------   -----------

          Long-term debt                                               $       --   $ 3,505,000
                                                                       ==========   ===========

The Company has entered into a $5,000,000 revolving credit facility with a bank to be used for working capital and other general corporate purposes. Borrowings under the credit facility, which is subject to renewal on an annual basis, will bear interest at the lender's prime rate and are secured by a deed of trust on certain real estate, a security interest in the Company's accounts receivable, and certain furniture and equipment. No amounts have been advanced under the facility as of January 2, 1998.

6. INCOME TAXES

Income tax expense (benefit) consisted of the following for fiscal years 1997, 1996 and 1995:

                                                                                        1997          1996         1995
                                                                                  ----------   -----------    ---------

Current tax expense                                                               $  297,000   $   142,000    $   8,000
Deferred tax expense                                                                 793,000       624,000      102,000
Reduction in valuation allowance                                                          --    (1,925,000)    (570,000)
                                                                                  ----------   -----------    ---------
      Income tax expense (benefit), net                                           $1,090,000   $(1,159,000)   $(460,000)
                                                                                  ==========   ===========    =========

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

                                                                                     1997          1996         1995
                                                                                  ----------   -----------    ---------

U. S. Federal statutory rate                                                      $  746,000   $   536,000    $  27,000
State taxes on income                                                                 88,000        85,000        3,000
Expenses not deductible                                                              256,000       145,000       80,000
Change in valuation allowance                                                             --    (1,925,000)    (570,000)
                                                                                  ----------   -----------    ---------
      Income tax expense (benefit), net                                           $1,090,000   $(1,159,000)   $(460,000)
                                                                                  ==========   ===========    =========

Significant components of the Company's deferred tax liabilities and assets, using a tax rate of 38%, are as follows:

                                         1997         1996
                                      ----------   ----------

Current assets:
   Reserve on assets                  $   48,000   $   47,000
   Liabilities not yet deductible        966,000      923,000
                                      ----------   ----------
   Total current assets                1,014,000      970,000
                                      ----------   ----------
Noncurrent assets:
   Net operating loss carryforwards      152,000      945,000
   Other                                  23,000       67,000
                                      ----------   ----------
   Noncurrent asset                      175,000    1,012,000
                                      ----------   ----------
      Total net deferred tax asset    $1,189,000   $1,982,000
                                      ==========   ==========

The 1995 reduction in valuation allowance results from management's determination during the fourth quarter of 1995 that it is more likely than not that the deferred tax assets other than net operating losses would be realized. Based on 1996 pre-tax income and projected future earnings, management determined in the fourth quarter of 1996 that it is more likely than not that the Company's net operating loss carryforwards are realizable. Therefore, the remaining valuation allowance was removed in 1996.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

In August 1997, the Company completed an initial public offering of 2,702,500 shares of its common stock, of which 1,401,386 shares were issued and sold by the Company, at a public offering price of $10.00 per share (the "Offering"). The Company received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses). Approximately $3.7 million was used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses.

In connection with the Offering, the Company effected a .65 to 1 reverse stock split. Accordingly, all references in the accompanying consolidated financial statements to common share or per common share information have been restated to reflect the reverse stock split. Additionally, as a result of the Offering, all 1,125,000 shares of the Company's issued and outstanding Series A preferred stock were converted into 1,169,935 shares of common stock.

Concurrent with the Offering, the Company removed the restrictions, set forth in the restricted stock agreement, on 32,500 shares of common stock held by an officer of the Company. As a result, the Company recorded a non-recurring, non-cash stock compensation charge of $297,000, or $0.07 per share, assuming dilution, (for which the Company received no tax deduction) in the third quarter of fiscal 1997.

During fiscal 1997, the Company adopted the 1997 Outside Directors' Incentive Plan (the "1997 Directors' Plan") which provides for restricted stock grants to outside directors. Under the terms of the 1997 Directors' Plan, each outside director shall receive, on the date of the annual meeting of the Company's shareholders, commencing with the 1998 annual meeting of shareholders, an award of restricted stock such that the total number of shares of restricted stock has an aggregate fair market value of $10,000. Restricted stock granted under the 1997 Directors' Plan will vest at the rate of one-third each year beginning on the date of grant and the remainder on the first and second annual meetings of shareholders following the annual meeting at which the restricted stock was granted, provided that the grantee is still serving as a Director of the Company. At January 2, 1998, no restricted stock had been granted under the 1997 Directors' Plan and there were 25,000 shares of unissued common stock reserved for issuance under the 1997 Directors' Plan.

STOCK OPTIONS

During fiscal 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan") which provides for qualified and non-qualified incentive stock option grants and other stock-based awards for which options may be granted to officers, key employees, and consultants as designated by the Board of Directors. The option price per share under the 1997 Plan must be at least 100% of the fair market value of a share of common stock at grant, in the case of incentive stock options and at least 50% of the fair market value of a share of common stock at grant, in the case of a non-qualified stock option. At January 2, 1998, no options had been granted under the 1997 Plan and there were 450,000 shares of unissued common stock reserved for issuance under the 1997 Plan.

Prior to the adoption of the 1997 Plan, the Company had two stock incentive plans, the 1987 Stock Option Plan and the 1996 Stock Incentive Plan, which provided for qualified and non-qualified incentive stock option grants and other stock-based awards for which options may be granted to key employees as designated by the Board of Directors. These options are exercisable commencing on dates specified in the option agreements.

The options expire at the earlier of ten years from date of grant or three months after termination of the holder's employment with the Company unless otherwise determined by the Compensation Committee. The exercise prices on stock options granted to date range from $4.62 to $10.00 per share. Subsequent to the adoption of the 1997 Plan, no further grants may be made under the 1987 Stock Option Plan or the 1996 Stock Incentive Plan.

Prior to the adoption of the 1997 Directors' Plan, the Company periodically issued options to members of its Board of Directors. These options have the same terms and conditions as the options issued to employees and expire at the earlier of ten years from date of grant or three months after termination of service as a member of the Board of Directors.

The Company accounts for options issued to employees and Directors under APB Opinion No. 25. All options have been granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of grant. As a result, no compensation cost has been recognized.

SFAS 123 established new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provision of SFAS 123. As a result, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in fiscal 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the 1997, 1996 and 1995 fiscal years:

                                                    1997           1996            1995
                                                 ----------     ----------     -----------
Net income:

      As reported                                $1,104,000     $2,736,000     $   541,000
                                                 ==========     ==========     ===========
      Pro forma                                  $  593,000     $2,432,000     $   434,000
                                                 ==========     ==========     ===========
Earnings per common share:
      As reported                                $     0.39     $     1.44     $      0.34
                                                 ==========     ==========     ===========
      Pro forma                                  $     0.21     $     1.28     $      0.27
                                                 ==========     ==========     ===========
Earnings per common share assuming dilution:
      As reported                                $     0.28     $     0.85     $      0.19
                                                 ==========     ==========     ===========
      Pro forma                                  $     0.15     $     0.75     $      0.15
                                                 ==========     ==========     ===========

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                            1997          1996          1995
                                          --------      --------      --------
Expected dividend yield                       0.0%          0.0%          0.0%
Expected stock price volatility              35.0%          0.0%          0.0%
Risk free interest rate                       5.7%          5.6%          7.8%
Expected life of options                  5 years       10 years      10 years
Weighted-average fair value per share
   of options granted during the year     $ 10.71       $  3.29       $   4.18

A summary of the status of the Company's option plans, including options issued to members of the Board of Directors, is as follows for the 1997, 1996 and 1995 fiscal years:

                                       1997                1996                  1995
                             --------------------- --------------------  ------------------
                                          Weighted             Weighted             Weighted
                                          Average              Average              Average
                              Number of   Exercise  Number of  Exercise  Number of  Exercise
                               Shares      Price     Shares     Price     Shares     Price
                             ----------    -----   ----------    -----   --------    -----
Outstanding at beginning
   of period                  1,093,046    $6.98      650,397    $6.57    469,697    $5.65
      Granted                   156,000     8.06      490,425     7.69    206,700     7.69
      Exercised                 (53,580)    5.84      (15,685)    6.20         --       --
      Canceled                  (23,370)    7.57      (32,091)    6.68    (26,000)    6.66
                             ----------    -----   ----------    -----   --------    -----
Outstanding at end of
   period                     1,172,096    $7.18    1,093,046    $6.98    650,397    $6.57
                             ==========    =====   ==========    =====   ========    =====
Exercisable                     723,921    $6.80      446,513    $6.11    363,245    $5.78
                             ==========    =====   ==========    =====   ========    =====
Available for future grant      450,000               318,994              60,704
                             ==========            ==========            ========

The weighted average contractual life remaining on options outstanding under the above plans at January 2, 1998 is 6.9 years.

In addition to the above plans, the Company issued 32,500 options during 1996 to its vice chairman in exchange for consulting services. The options have an exercise price of $7.69 per share and expire in 2005. At the grant date, 13,000 of the options vested and the remainder vests ratably over a three year period. The options were valued under the provisions of SFAS 123 and appropriate compensation expense was recorded.

During 1995, the Company also issued 325,000 options to an employee and former shareholder of RCCM. The options are exercisable at $7.69 per share and will vest at a rate of 65,000 shares per year over a five year period unless the shareholder is terminated without cause prior to the end of the vesting period, in which case all options will immediately vest and will remain in effect until their expiration ten years after date of issuance. The Company determined the intrinsic value of the options was not material.

The Company recognizes a tax deduction upon exercise of non-qualified stock options in an amount equal to the difference between the option price and the fair market value of the common stock. These tax benefits are credited to common stock.

STOCK PURCHASE WARRANTS

Prior to 1994, the Company issued 78,000 stock purchase warrants to a shareholder. Warrants outstanding at January 2, 1998 and December 27, 1996, total 26,000 and 52,000 respectively, and have exercise prices ranging from $5.77 to $7.69 per share. The warrants were exercised in January 1998.

8. EARNINGS PER SHARE

In the fourth quarter of 1997, the Company adopted the provisions of SFAS 128. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants. All periods presented have been restated to reflect the adoption of SFAS 128.

The following tables present information necessary to calculate earnings per share for fiscal years 1997, 1996 and 1995:

                                                                   1997
                                                ---------------------------------------
                                                  Income          Shares      Per-Share
                                               (Numerator)    (Denominator)     Amount
                                                ----------     ------------   ---------

Basic earnings per share:
   Income available to common shareholders      $1,104,000       2,841,434      $0.39
                                                                                =====
Effect of dilutive securities:
   Options and warrants                                 --         418,827
   Convertible preferred stock                          --         734,766
                                                ----------      ----------
Diluted earnings per share                      $1,104,000       3,995,027      $0.28
                                                ==========      ==========      =====

                                                                   1996
                                                ---------------------------------------
                                                  Income          Shares      Per-Share
                                               (Numerator)    (Denominator)     Amount
                                                ----------     ------------   ---------

Basic earnings per share:
   Income available to common shareholders      $2,736,000       1,903,278      $1.44
                                                                                =====
Effect of dilutive securities:
   Options and warrants                                 --         153,859
   Convertible preferred stock                          --       1,169,935
                                                ----------      ----------
Diluted earnings per share                      $2,736,000       3,227,072      $0.85
                                                ==========      ==========      =====

                                                                   1995
                                                ---------------------------------------
                                                  Income          Shares      Per-Share
                                               (Numerator)    (Denominator)     Amount
                                                ----------     ------------   ---------

Basic earnings per share:
   Income available to common shareholders      $  541,000       1,614,454      $0.34
                                                                                =====
Effect of dilutive securities:
   Options and warrants                                 --         138,155
   Convertible preferred stock                          --       1,169,935
                                                ----------      ----------
Diluted earnings per share                      $  541,000       2,922,544      $0.19
                                                ==========      ==========      =====

9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various equipment, automobiles, office space and Family Center facilities under non-cancelable operating leases. Rent expense was approximately $814,000, $735,000, and $895,000 in 1997, 1996 and 1995,
respectively. Future minimum payments under non-cancelable operating leases are as follows:

         Year Ending
         -----------

         1998                                                   $690,000
         1999                                                    555,000
         2000                                                    231,000
         2001                                                    112,000
         2002                                                     32,000
         Thereafter                                              214,000
                                                              ----------
           Total                                              $1,834,000
                                                              ==========

Future minimum lease payments include approximately $920,000 of lease commitments which are guaranteed by third parties pursuant to operating agreements for Family Centers.

EMPLOYMENT AND NONCOMPETE AGREEMENTS

Subsequent to its acquisition of RCCM, the Company entered into an employment agreement with a former shareholder of RCCM. The agreement contains certain severance benefits including salary continuation until August 27, 1998, if the employee is terminated without cause prior to that date.

The same individual also entered into an agreement not to compete with the Company. This agreement provides for the payment of an aggregate of $500,000, payable in equal yearly installments of $100,000, in exchange for the individual's commitment not to compete with the Company for a period of five years from the date of his termination.

OTHER

The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company's financial condition or results of operations.

The Company's Family Centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions which could require expenditures by the Company to bring its Family Centers into compliance.

10.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the "Plan") for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation, and the Company matches 25% of employee contributions for each participant up to 6% of the employee's compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, was $190,000, $71,000 and $8,000 in 1997, 1996 and 1995, respectively.

During 1997, the Company adopted an employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan allows eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each six-month offering period. At January 2, 1998, no shares had been issued under the Stock Purchase Plan and there were 100,000 shares of unissued common stock reserved for issuance under the Stock Purchase Plan.

11. RELATED PARTY TRANSACTIONS

During 1995, the Company maintained a verbal consulting agreement with a member of the Company's Board of Directors for development and marketing services. The agreement was terminated in December 1995 in connection with the individual's resignation from the Board of Directors. Fees paid under this agreement totaled $61,000 in 1995.

The Company purchases food for use in several Company managed Family Centers from an affiliate of a shareholder, Marriott Management Services Corp. Total food purchases from such affiliate during 1997, 1996 and 1995 were approximately $532,000, $417,000, and $420,000, respectively.

The Company has agreements with the employers of two members of its Board of Directors and an affiliate of a shareholder, Marriott Management Services Corp., to operate and manage a Family Center. In return for its services under these agreements, the Company received management fees of $181,000, $108,000, and $66,000, respectively for fiscal 1997, 1996 and 1995. Additionally, the Company provided consulting services for such employers in 1997 and 1996 and received consulting fees of $68,000 and $65,000, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair values of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE

The carrying amounts of these items are a reasonable estimate of their fair value due to their short-term nature.

13. STATEMENT OF CASH FLOW INFORMATION

The following table presents supplemental disclosure of cash flow information for fiscal years 1997, 1996 and 1995:

                                                          1997          1996            1995
                                                       ----------      --------      ----------

Supplemental cash flow information:
   Cash payments of interest                           $  312,000      $456,000      $  136,000
                                                       ==========      ========      ==========
   Cash payments of income taxes                       $  350,000      $     --      $       --
                                                       ==========      ========      ==========
Noncash financing activities:
   Issuance of options in exchange for consulting
     services                                          $       --      $100,000      $       --
                                                       ==========      ========      ==========
   Conversion of 1,125,000 Series A preferred
     shares into 1,169,935 common shares               $4,500,000      $     --      $       --
                                                       ==========      ========      ==========
   Restriction removed on common stock                 $  297,000      $     --      $       --
                                                       ==========      ========      ==========
   Issuance of restricted common shares                $       --      $ 28,000      $       --
                                                       ==========      ========      ==========
   Accretion of preferred stock                        $   20,000      $ 29,000      $   29,000
                                                       ==========      ========      ==========
   Issuance of common stock in connection with
     acquisition of RCCM                               $       --      $     --      $1,750,000
                                                       ==========      ========      ==========


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 1997 and 1996 are summarized as follows:

                                      First            Second           Third           Fourth
                                     Quarter          Quarter          Quarter          Quarter
                                   -----------      -----------      -----------      -----------
1997:
   Revenue                         $17,479,000      $18,900,000      $19,755,000      $21,588,000
   Operating income                    522,000          649,000          227,000          687,000
   Income before income taxes          450,000          596,000          276,000          872,000
   Net income                          229,000          317,000           31,000          527,000
   Basic earnings per share               0.12             0.17             0.01             0.12
   Diluted earnings per share             0.07             0.10             0.01             0.10

1996:
   Revenue                         $14,435,000      $15,644,000      $15,984,000      $16,863,000
   Operating income                    418,000          439,000          417,000          646,000
   Income before income taxes          285,000          378,000          340,000          574,000
   Net income                          278,000          358,000          318,000        1,782,000
   Basic earnings per share               0.15             0.19             0.17             0.93
   Diluted earnings per share             0.09             0.11             0.10             0.55

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Election of Class III Directors" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 21, 1998, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Business - Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 21, 1998, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 21, 1998, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of shareholders to be held on May 21, 1998, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)    Documents filed as part of this Report

       (1)    FINANCIAL STATEMENTS

              The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page 23.

       (2)    FINANCIAL STATEMENT SCHEDULES

              Index to Consolidated Financial Statement Schedules

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

              Report of Arthur Andersen LLP, Independent Public Accountants...........................      44

              For the three years 1997, 1996 and 1995
                  Schedule II - Valuation and Qualifying Accounts.....................................      45

              All other Schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

       (3)    EXHIBITS

              EXHIBIT
              NUMBER                     DESCRIPTION
              ------                     -----------

              3.1 *       Amended and  Restated Charter of Registrant
              3.2 *       Amended and  Restated Bylaws of Registrant
              4.1 *       Specimen Common Stock certificate
              4.2 *       Article 7 of the Registrant's Amended and Restated Charter
                          (included in Exhibit 3.1)
              10.1 *      CorporateFamily Solutions, Inc. Employee Stock Purchase Plan
              10.2 *      CorporateFamily Solutions, Inc. 1997 Stock Incentive Plan
              10.3 **     Amended and Restated 1987 Stock Option Plan
              10.4 *      1996 Stock Incentive Plan
              10.5 *      Employment Agreement of Robert D. Lurie dated August 27, 1995
              10.6 *      Agreement Not to Compete of Robert D. Lurie dated August 27,
                          1995
              10.7 *      Letter Agreement with Lamar Alexander dated August 26, 1996
              10.8 *      Form of Severance Agreement.
              10.9 *      Form of Commitment for Revolving Credit Agreement
              10.10 *     Form of Indemnification Agreement
              10.11 *     Registration Agreement dated August 29, 1991
              10.12 *     Stock Purchase Warrant dated January 15, 1993
              10.13 *     1997 Outside Directors' Plan
              10.14       Renewal and Modification Line of Credit Note
              10.15       Agreement between David J. Gleason and the Company
                          dated March 25, 1998
              23.1        Consent of Arthur Andersen LLP
              27          Financial Data Schedule (for SEC use only)

---------------

 * Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, dated August 12, 1997 (Registration No. 333-29523).

** Incorporated by reference to the Registrant's Registration Statement on Form S-8, dated October 17, 1997 (Registration No. 333-38185).

(B)    REPORTS ON FORM 8-K

       None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO CORPORATEFAMILY SOLUTIONS, INC.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of CorporateFamily Solutions, Inc. and subsidiaries for the three years ended January 2, 1998 included in the Form 10-K and have issued our report thereon dated February 13, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed under Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth herein in relation to the basic consolidated financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 13, 1998

                         CORPORATEFAMILY SOLUTIONS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS



                                                                 Additions
                                             Balance at         Charged to                               Balance at
                                            Beginning of        Costs and           Deductions             End of
                                               Period           Expenses(1)       (Charge Offs)(1)         Period
                                               ------           -----------       ----------------         ------

Year ended January 2, 1998:
   Allowance for doubtful accounts            $123,000            $ 11,000            $  9,000            $125,000
                                              ========            ========            ========            ========

Year ended December 27, 1996:
   Allowance for doubtful accounts            $ 84,000            $ 58,000            $ 19,000            $123,000
                                              ========            ========            ========            ========

Year ended December 29, 1995:
   Allowance for doubtful accounts            $ 45,000            $ 61,000            $ 22,000            $ 84,000
                                              ========            ========            ========            ========


------------------------------------------------

(1) Additions to the allowance for doubtful accounts are included in selling, general and administrative expense. All deductions or charge offs are charged against the allowance for doubtful accounts.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CorporateFamily Solutions, Inc.


                                           By: /s/ Michael E. Hogrefe
                                               ---------------------------------
                                               Michael E. Hogrefe
                                               Executive Vice President, Chief
                                               Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     SIGNATURE                                          TITLE                               DATE
                     ---------                                          -----                               ----

             /s/ MARGUERITE W. SALLEE                  President and Chief Executive                   March 31, 1998
----------------------------------------------------      Officer (Principal Executive
               Marguerite W. Sallee                       Officer)


              /s/ MICHAEL E. HOGREFE                   Executive Vice President, Chief                 March 31, 1998
----------------------------------------------------      Financial Officer and Secretary
                Michael E. Hogrefe                        (Principal Financial and
                                                          Accounting Officer)


                /s/ ROBERT D. LURIE                    Chairman of the Board and Director              March 31, 1998
----------------------------------------------------
                  Robert D. Lurie

                /s/ LAMAR ALEXANDER                    Vice Chairman of the Board and                  March 31, 1998
----------------------------------------------------      Director
                  Lamar Alexander

                /s/ JOANNE BRANDES                     Director                                        March 31, 1998
----------------------------------------------------
                  JoAnne Brandes

               /s/ JERRY L. CALHOUN                    Director                                        March 31, 1998
----------------------------------------------------
                 Jerry L. Calhoun

              /s/ THOMAS G. CIGARRAN                   Director                                        March 31, 1998
----------------------------------------------------
                Thomas G. Cigarran

               /s/ E. TOWNES DUNCAN                    Director                                        March 31, 1998
----------------------------------------------------
                 E. Townes Duncan

                /s/ JOSEPH J. GUZZO                    Director                                        March 31, 1998
----------------------------------------------------
                  Joseph J. Guzzo

                                  EXHIBIT INDEX



              EXHIBIT
              NUMBER                     DESCRIPTION
              ------                     -----------

              3.1 *       Amended and  Restated Charter of Registrant
              3.2 *       Amended and  Restated Bylaws of Registrant
              4.1 *       Specimen Common Stock certificate
              4.2 *       Article 7 of the Registrant's Amended and Restated Charter
                          (included in Exhibit 3.1)
              10.1 *      CorporateFamily Solutions, Inc. Employee Stock Purchase Plan
              10.2 *      CorporateFamily Solutions, Inc. 1997 Stock Incentive Plan
              10.3 **     Amended and Restated 1987 Stock Option Plan
              10.4 *      1996 Stock Incentive Plan
              10.5 *      Employment Agreement of Robert D. Lurie dated August 27, 1995
              10.6 *      Agreement Not to Compete of Robert D. Lurie dated August 27,
                          1995
              10.7 *      Letter Agreement with Lamar Alexander dated August 26, 1996
              10.8 *      Form of Severance Agreement.
              10.9 *      Form of Commitment for Revolving Credit Agreement
              10.10 *     Form of Indemnification Agreement
              10.11 *     Registration Agreement dated August 29, 1991
              10.12 *     Stock Purchase Warrant dated January 15, 1993
              10.13 *     1997 Outside Directors' Plan
              10.14       Renewal and Modification Line of Credit Note
              10.15       Agreement between David J. Gleason and the Company
                          dated March 25, 1998
              23.1        Consent of Arthur Andersen LLP
              27          Financial Data Schedule (for SEC use only)

---------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, dated August 12, 1997 (Registration No. 333-29523).

** Incorporated by reference to the Registrant's Registration Statement on Form S-8, dated October 17, 1997 (Registration No. 333-38185).