Form 10-Q
period 1998-04-03
CORPORATEFAMILY SOLUTIONS INC
filed 1998-05-15
CIK 1040969

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 3, 1998


                         COMMISSION FILE NUMBER: 0-22811
                                                 -------

                         CORPORATEFAMILY SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                TENNESSEE                                   62-1302117
-----------------------------------------         ------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification Number)

    209 TENTH AVENUE SOUTH, SUITE 300
           NASHVILLE, TENNESSEE                             37203-4173
-----------------------------------------         ------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (615) 256-9915
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
       (Former name, address and fiscal year if changed since last report)

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

                      Shares outstanding as of May 1, 1998:
                                    4,720,570
                      Common Stock, no par value per share

                         CORPORATEFAMILY SOLUTIONS, INC.

                                      INDEX

                                                                           Page
Part I.  FINANCIAL INFORMATION:                                           Number
                                                                          ------
Item 1.  Financial Statements

         Consolidated Balance Sheets
         April 3, 1998 (Unaudited) and January 2, 1998....................     3

         Consolidated Statements of Income
         Three Months ended April 3, 1998
         and March 28, 1997 (Unaudited)...................................     4

         Consolidated Statements of Cash Flows
         Three Months ended April 3, 1998
         and March 28, 1997 (Unaudited)...................................     5

         Notes to Consolidated Financial Statements
         (Unaudited)......................................................     6

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations..............................     8


PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings................................................    13

Item 2.  Changes in Securities............................................    13

Item 3.  Default Upon Senior Securities...................................    13

Item 4.  Submission of Matters to a Vote of Security Holders..............    13

Item 5.  Other Information................................................    13

Item 6.  Exhibits and Reports on Form 8-K.................................    13

Signatures................................................................    14

                         CORPORATEFAMILY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     April 3,        January 2,
                                                                       1998             1998
                                                                   ------------     ------------
ASSETS:                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                        $ 13,474,000     $ 12,349,000
  Restricted cash                                                       178,000          176,000
  Accounts receivable, less allowance of $131,000 and
    $125,000, respectively                                            6,735,000        6,115,000
  Prepaid expenses                                                      152,000          143,000
  Current deferred tax asset                                          1,300,000        1,014,000
                                                                   ------------     ------------
     Total current assets                                            21,839,000       19,797,000
Property and equipment, net                                           3,675,000        3,593,000
Intangible assets, net                                                5,550,000        5,651,000
Noncurrent deferred tax asset                                           103,000          175,000
Other assets                                                          1,035,000        1,001,000
                                                                   ------------     ------------
          Total Assets                                             $ 32,202,000     $ 30,217,000
                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                           $    806,000     $    801,000
  Income tax payable                                                    122,000           51,000
  Accrued expenses:
    Payroll and related benefits                                      4,380,000        3,914,000
    Other                                                             1,075,000        1,097,000
  Deferred revenue, current portion                                     632,000          479,000
  Other current liabilities                                             963,000          463,000
  Amounts held in escrow                                                178,000          176,000
                                                                   ------------     ------------
     Total current liabilities                                        8,156,000        6,981,000
Deferred revenue, net of current portion                                833,000          862,000
Other long-term liabilities                                           1,555,000        1,567,000
                                                                   ------------     ------------
          Total liabilities                                          10,544,000        9,410,000
                                                                   ------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; authorized, 10,000,000 and
    3,875,000 shares, respectively; issued and outstanding none              --               --
  Common stock, no par value; authorized, 100,000,000 and
    10,000,000 shares, respectively; issued and outstanding
    4,608,280 shares and 4,491,104 shares, respectively              25,279,000       24,134,000
  Accumulated deficit                                                (3,621,000)      (3,327,000)
                                                                   ------------     ------------
     Total shareholders' equity                                      21,658,000       20,807,000
                                                                   ------------     ------------
          Total liabilities and shareholders' equity               $ 32,202,000     $ 30,217,000
                                                                   ============     ============







                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                         CORPORATEFAMILY SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended
                                                                   -----------------------------
                                                                     April 3,         March 28,
                                                                       1998             1997
                                                                   ------------     ------------
Revenue                                                            $ 21,248,000     $ 17,479,000

Expenses:
  Operating                                                          18,758,000       15,341,000
  Selling, general and administrative                                 1,570,000        1,416,000
  Depreciation and amortization                                         208,000          200,000

                                                                   ------------     ------------

Operating income                                                        712,000          522,000

Interest (income) expense, net                                         (172,000)          72,000

                                                                   ------------     ------------

Income before income taxes                                              884,000          450,000
                                                                   ------------     ------------

Income tax expense (benefit):
  Current                                                               584,000           18,000
  Deferred                                                             (214,000)         203,000
                                                                   ------------     ------------

                                                                        370,000          221,000
                                                                   ------------     ------------

Net income                                                         $    514,000     $    229,000
                                                                   ============     ============

Earnings per share:
     Basic                                                         $       0.11     $       0.12
                                                                   ============     ============

     Diluted                                                       $       0.10     $       0.07
                                                                   ============     ============

Weighted average common
  shares outstanding:
    Basic                                                             4,540,812        1,908,221
                                                                   ============     ============

    Diluted                                                           5,293,639        3,294,969
                                                                   ============     ============







                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                         CORPORATEFAMILY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 28, 1997
                                   (UNAUDITED)

                                                                     April 3,         March 28,
                                                                       1998             1997
                                                                   ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                       $    514,000     $    229,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                       208,000          200,000
    Changes in assets and liabilities:
      Accounts receivable                                              (620,000)         663,000
      Prepaid expenses                                                   (9,000)         (14,000)
      Deferred income taxes                                            (214,000)         203,000
      Other noncurrent assets                                           (34,000)        (133,000)
      Accounts payable and accrued expenses                             449,000       (1,294,000)
      Income taxes payable                                              522,000         (107,000)
      Other current liabilities                                         500,000               --
      Deferred revenue                                                  124,000          (53,000)
      Other long-term liabilities                                       (11,000)          31,000
                                                                   ------------     ------------
          Net cash provided by (used in) operating activities         1,429,000         (275,000)
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (189,000)         (29,000)

                                                                   ------------     ------------
          Net cash used in investing activities                        (189,000)         (29,000)
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                         (1,134,000)              --
  Proceeds from exercise of stock options and warrants                1,019,000            2,000
  Payments on long-term debt                                                 --         (222,000)
                                                                   ------------     ------------
          Net cash used in financing activities                        (115,000)        (220,000)
                                                                   ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,125,000         (524,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     12,349,000        2,913,000
                                                                   ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 13,474,000     $  2,389,000
                                                                   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments of interest                                        $         --     $    101,000
                                                                   ============     ============
  Cash payments of income taxes                                    $     62,000     $    160,000
                                                                   ============     ============

NONCASH FINANCING ACTIVITIES:
  Tax benefit related to stock option exercise                     $    451,000     $         --
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

                 CORPORATEFAMILY SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of April 3, 1998 and the consolidated statements of income and cash flows for the three month periods ended April 3, 1998 and March 28, 1997 have been prepared by the Company in accordance with the accounting policies described in its annual financial statements for the year ended January 2, 1998, included in the Company's Annual Report on Form 10-K, and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at April 3, 1998 and for all periods presented have been made. The results of operations for the period ended April 3, 1998 are not necessarily indicative of the operating results for the full year.

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

     In connection with the Offering, the Company effected a .65 to 1 reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information have been restated to reflect the reverse stock split. Additionally, as a result of the Offering, all 1,125,000 shares of the Company's issued and outstanding Series A preferred stock were converted into 1,169,935 shares of common stock.

3.   EARNINGS PER SHARE

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

     The following tables present information necessary to calculate earnings per share for the three months ended April 3, 1998 and March 28, 1997:

                                                                      Three Months Ended April 3, 1998
                                                                  -----------------------------------------
                                                                    Income           Shares       Per-Share
                                                                  (Numerator)    (Denominator)      Amount
                                                                  -----------    -------------    ---------
     Basic earnings per share:
       Income available to common shareholders                    $   514,000        4,540,812    $    0.11
                                                                                                  =========
     Effect of dilutive securities:
       Options and warrants                                                --          752,827
                                                                  -----------    -------------
     Diluted earnings per share                                   $   514,000        5,293,639    $    0.10
                                                                  ===========    =============    =========


                                                                      Three Months Ended March 28, 1997
                                                                  -----------------------------------------
                                                                    Income           Shares       Per-Share
                                                                  (Numerator)    (Denominator)      Amount
                                                                  -----------    -------------    ---------
     Basic earnings per share:
       Income available to common shareholders                    $   229,000        1,908,221    $    0.12
                                                                                                  =========
     Effect of dilutive securities:
       Options and warrants                                                --          216,813
       Convertible preferred stock                                         --        1,169,935
                                                                  -----------    -------------
     Diluted earnings per share                                   $   229,000        3,294,969    $    0.07
                                                                  ===========    =============    =========


4.   SUBSEQUENT EVENT

     On April 26, 1998, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Bright Horizons, Inc., a Delaware corporation ("BRHZ"). Pursuant to the Merger Agreement, the Company and BRHZ will form Bright Horizons Family Solutions, Inc., a Delaware corporation ("Newco") and each of the Company and BRHZ will merge with two newly formed subsidiaries of Newco (the "Merger"). In the Merger, each outstanding share of the Company's common stock shall be converted into one share of Newco common stock, par value $0.01 per share ("Newco Common Stock") and each outstanding share of BRHZ common stock shall be converted into 1.15022 shares of Newco Common Stock. The transaction, which is expected to be completed in the third quarter of 1998, is intended to be treated as a tax-free reorganization and shall be accounted for as a pooling of interests. Closing under the Merger Agreement is subject to a number of conditions, including shareholder and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurances that the forward-looking statements included herein will prove to be accurate. There are many factors that may cause actual results to differ materially from those indicated by the forward-looking statements, including the various risk factors set forth in the Company's Annual Report on Form 10-K for the year ended January 2, 1998 as filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with and is qualified in its entirety by the unaudited consolidated financial statements including the notes thereto.

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

On April 26, 1998, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Bright Horizons, Inc., a Delaware corporation ("BRHZ"). Pursuant to the Merger Agreement, the Company and BRHZ will form Bright Horizons Family Solutions, Inc., a Delaware corporation ("Newco") and each of the Company and BRHZ will merge with two newly formed subsidiaries of Newco (the "Merger"). The Company and BRHZ will become wholly owned subsidiaries of Newco. In the Merger, each outstanding share of the Company's common stock shall be converted into one share of Newco common stock, par value $0.01 per share ("Newco Common Stock") and each outstanding share of BRHZ common stock shall be converted into 1.15022 shares of Newco Common Stock. The transaction, which is expected to be completed in the third quarter of 1998, is intended to be treated as a tax-free reorganization and shall be accounted for as a pooling of interests. Closing under the Merger Agreement is subject to a number of conditions, including shareholder and regulatory approval.

During the quarter ended April 3, 1998, the Company opened five new Family Centers, including centers for four new corporate clients and one additional location for an existing client. As of April 3, 1998, the Company managed 100 Family Centers, representing 74 corporate clients, in 29 states and the District of Columbia. Additionally, the Company had 16 Family Centers under development, including six for new corporate clients.

The Company's revenue and results of operations fluctuate with the seasonal demands for childcare. The Company's revenue typically declines during the third quarter as a result of decreased enrollments in its Family Centers as parents withdraw their older children for entry into elementary schools. Since a portion of the Company's costs are fixed costs, the Company's results are affected by fluctuation in Family Center and program utilization. Quarterly results of operations may also fluctuate based upon the number and timing of Family Center openings and/or acquisitions, the performance of new and existing Family Centers, the contractual arrangements under which Family Centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, Family Center closings, competitive factors and general economic conditions.

The Company reports its quarterly results in 13-week increments (two four-week periods and one five-week period) instead of calendar months.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data for the Company expressed as a percentage of revenue.

                                            Three Months Ended
                                         ------------------------
                                          April 3,      March 28,
                                            1998          1997
                                         ----------    ----------
Revenue                                    100.0%        100.0%
Operating expenses                          88.3          87.8
Selling, general and
  administrative expenses                    7.4           8.1
Depreciation and amortization                1.0           1.1
                                           -----         -----

Operating income                             3.3           3.0
Interest expense (income), net              (0.8)          0.4
                                           -----         -----

Income before income taxes                   4.1           2.6
Income tax expense                           1.7           1.3
                                           -----         -----

Net income                                   2.4%          1.3%
                                           =====         =====

REVENUE

Revenue increased $3.7 million, or 21.1%, to $21.2 million for the first quarter ended April 3, 1998 from $17.5 million for the first quarter ended March 28, 1997. The revenue increase was primarily the result of (i) the operation of net 15 new Family Centers opened since the first quarter of 1997; (ii) the operation of net 10 Family Centers opened during 1996; and (iii) internal growth generated at mature Family Centers.

OPERATING EXPENSES

Operating expenses increased $3.5 million, or 22.9%, to $18.8 million for the first quarter ended April 3, 1998 from $15.3 million for the first quarter ended March 28, 1997. Operating expenses as a percentage of revenue increased to 88.3% in the first quarter of 1998 from 87.8% for the comparable period in 1997. This increase was attributable to (i) the net 15 new Family Centers opened since the first quarter of 1997, which were in an enrollment-building period (typically the 12 months following the opening of a Family Center), with level expenses but lower revenues in early months after opening; and (ii) an increase in consulting expense as the Company expanded its consulting capabilities in anticipation of growth in this area.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $154,000, or 10.9%, to $1.6 million for the first quarter ended April 3, 1998 from $1.4 million for the first quarter ended March 28, 1997. This increase is primarily the result of the Company increasing its sales and marketing personnel during the second half of 1997 in order to expand its market penetration and enhance its responsiveness to client requests and proposals. Selling, general and administrative expenses as a percentage of revenue decreased to 7.4% in first quarter of 1998 from 8.1% for the comparable period in 1997. This decrease is attributable to economies of scale as a result of a larger revenue base. Management does not anticipate that future declines in selling, general and administrative expenses as a percentage of revenues, if any, will be comparable to declines experienced in prior periods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $8,000 to $208,000 for the first quarter ended April 3, 1998 from $200,000 for the first quarter ended March 28, 1997. Management anticipates that depreciation expense in the future will increase at a higher rate than experienced in 1997; however, as a percentage of revenue such expense is expected to remain comparable.

OPERATING INCOME

Operating income increased $190,000, or 36.4%, to $712,000 for the first quarter ended April 3, 1998 from $522,000 for the first quarter ended March 28, 1997.

NET INTEREST INCOME/EXPENSE

For the first quarter ended April 3, 1998 the Company recorded net interest income of $172,000 as compared to net interest expense of $72,000 for the first quarter ended March 28, 1997. The increase in investment income and decrease in interest expense was primarily the result of (i) repayment of all of the Company's outstanding bank borrowings in August 1997 using approximately $3.7 million of the net proceeds received from its initial public offering; and (ii) the investment of the remaining net proceeds, approximately $8.4 million, primarily in high quality commercial paper.

INCOME TAXES

The provision for income taxes was $370,000 for the first quarter ended April 3, 1998 as compared to $221,000 for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company primarily provides its services under management contracts that require little or no capital investment by the Company for growth of its operations. Corporate clients typically assume financial responsibility for construction costs and ongoing facility expenses. Prior to August 1997, the Company had financed its operating needs and acquisition from investments from shareholders, funded debt and cashflow from operations.

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

The Company had working capital of $13.7 million and $12.8 million as of April 3, 1998 and January 2, 1998, respectively. During the quarter ended April 3, 1998, net cash provided by operating activities was $1.4 million as compared to cash used in operating activities of $275,000 for the comparable period in 1997. The increase in cash provided by operations was primarily the result of increased net income and the timing of vendor payments in accounts payable and accrued expenses. Cash used in investing activities during the quarter ended April 3, 1998 totaled $189,000, as compared to $29,000 for the comparable period in 1997. Cash used in financing activities during the quarter April 3, 1998 totaled $115,000 as compared to $220,000 for the comparable period in 1997. During the quarter ended April 3, 1998, the Company utilized $1.1 million of its capital resources to purchase 48,750 shares of its common stock which were subsequently reissued during the quarter to fulfill warrant and stock option exercises. In addition, in January 1998, the Company approved an agreement that reflected the understandings it had reached with one of its executive officers in October 1997 regarding the terms of such officer's retirement. Pursuant to his retirement agreement, during the quarter ended April 3, 1998, the Company paid $27,000 as a severance payment, vested options consistent with the terms of the plans pursuant to which the options were granted and agreed to a three year non-compete agreement.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper. The carrying value of these instruments approximates market value due to their short maturities.

The Company has entered into a $5.0 million revolving credit facility to be used for working capital and other general corporate purposes. Borrowings under the credit facility, which is subject to renewal on an annual basis, will bear interest at the lender's prime rate. No amounts were outstanding under this credit facility at April 3, 1998.

Management believes that funds provided by operations, available borrowing under the credit facility and the net proceeds from the initial public offering will be sufficient to meet the Company's needs for working capital, capital expenditures and the Company's anticipated needs to fund future growth through the end of 1999. The Company does not anticipate material increases in the level of capital expenditures during 1998 or 1999. An element of the Company's strategy is to pursue strategic acquisitions. The Company may be required to seek external financing sources to pursue such acquisitions. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all changes in equity during a period, except those resulting from investment by owners and distribution to owners, be reported in a financial statement for the period in which they are recognized. For the quarters ended April 3, 1998 and March 28, 1997, respectively, the Company has no additional components of comprehensive income, other than net income, in accordance with SFAS 130.

In April 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998; the Company will adopt SOP 98-5 during the first quarter of fiscal 1999. Management anticipates that the initial application of SOP 98-5 will be reported as a cumulative change in accounting principle, in accordance with SOP 98-5. Management does not expect the adoption to have a material impact on the Company's results of operations, financial condition or cash flows.

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

APPLICATION OF OFFERING PROCEEDS FROM INITIAL PUBLIC OFFERING

Pursuant to the Registration Statement on Form S-1, as amended (Registration No. 333-29523) dated August 12, 1997, the Company completed an initial public offering of 2,702,500 shares of its common stock, which included the sale of 1,401,386 new shares of common stock by the Company, at a public offering price of $10.00 per share (the "Offering"). The Company received total proceeds of approximately $14.0 million and incurred expenses of approximately $981,000 for underwriting discounts and approximately $948,000 in other expenses associated with the Offering. None of such payments were made to the Company's directors or officers or their affiliates or to any other affiliate of the Company. Accordingly, the Company received net proceeds of approximately $12.1 million of which approximately $3.7 million were used to repay all of the Company's then outstanding bank borrowings. The Company intends to use the balance of the net proceeds for working capital to further develop its services and products and for other general corporate purposes, including possible acquisitions of companies engaged in similar or complementary businesses. The managing underwriters for the transaction were Montgomery Securities and J.C. Bradford & Co.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits

               EXHIBIT INDEX

               2 Agreement and Plan of Merger dated April 26, 1998 by and between CorporateFamily Solutions, Inc. and Bright Horizons, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 1998)

               10.1 Agreement between David J. Gleason and the Company dated as of January 14, 1998

               10.2  Amendment Number 1 to Employment Agreement of Robert D.
                     Lurie

               27    Financial Data Schedule (for SEC use only)

          B.   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on April 28, 1998, pursuant to Item 5 of such form to report entering into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Bright Horizons, Inc., a Delaware corporation ("BRHZ"). Pursuant to the Merger Agreement, the Company and BRHZ will form Bright Horizons Family Solutions, Inc., a Delaware corporation ("Newco") and each of the Company and BRHZ will merge with two newly formed subsidiaries of Newco (the "Merger").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATEFAMILY SOLUTIONS, INC.
Registrant



          May 15, 1998                                    /s/ Michael E. Hogrefe
--------------------------------           -------------------------------------
             (Date)                                           Michael E. Hogrefe
                                                       Executive Vice President,
                                           Chief Financial Officer and Secretary